Form 10-K
period 2019-12-31
Save Foods Inc.
filed 2020-03-30
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-56100

SAVE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-468460
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Habarzel 7

Tel Aviv, Israel 6971011

(Address of principal executive offices) (Zip Code)

+972 72 2116144

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the registrant’s most recently completed second quarter was approximately: N/A.

As of December 31, 2019, there were 10,209,487 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our Company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report and unless otherwise indicated, the terms “Save Foods,” “we,” “us,” “our,” or “our Company” refer to Save Foods, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Part I

Item 1. Business

Overview

We are a small and innovative company that develops, produces, and focuses on delivering “green” solutions within the food industry, aimed at improving food safety and prolonging shelf life of fresh produce. We have developed a set of eco-friendly and “green” sanitizing solutions for fresh produce with high efficiency against human pathogens like Salmonella, E. coli, and Listeria as well as against plant pathogens. This also allows us to ensure food safety, extend shelf life and reduce food waste.

Our technology is based on proprietary blend of food acids combined with an oxidizer like hydrogen peroxide or per-acetic acid, and is capable of cleaning, sanitizing and controlling pathogens that render produce unsafe for human consumption or which lead to certain forms of decay in fruit and vegetable.

When used with hydrogen peroxide, our formulation creates an optimal environment for hydrogen peroxide and significantly extends the contact time of the hydrogen peroxide with the target pathogens, which in due course ensures high levels of product safety. This formulation ultimately allows us to use a very low concentration of hydrogen peroxide, and generates a hostile environment for the pathogens by forming a temporary protective shield around the sanitized produce.

In addition, unlike conventional bactericides and fungicides, the active ingredients in our products do not leave any residues of toxicological concern on the treated produce; hydrogen peroxide rapidly decomposes to water and oxygen and the ingredients of our acids blend are recognized by the United States Food and Drug Administration, or FDA, as GRAS, or Generally Recognized As Safe. More importantly, it significantly reduces the need for additional post-harvest applications such as conventional chemical bactericides and fungicides, which have regulatory limitations on maximum residue levels (MRL) allowed.

Further, our innovative solution provides packing house workers and other users of our products a safe and environmentally friendly, clean sanitizing process, which emissions do not irritate the eyes, skin or airways.

Our first application is in post-harvest treatment, and mainly targets fruit and vegetable packing houses that treat, clean and package citrus, avocado, papaya, mango, potatoes, onion and sweet potatoes. We are currently exploring additional applications for pre-harvest treatments and for the food industry, including fresh cut, fresh salads and processed foods. Our latest application is in greenhouses. We already conducted a proof of concept with a proven product safety and efficacy as applied towards a range of micro-greens and cannabis. While we have not completed a thorough study or examination of our technology vis-à-vis cannabis products, we believe our technology presents a unique solution for a variety of cannabis providers since it might help them significantly reduce yield losses that are caused by microbial infection. In addition, we believe that we may play a significant role in ensuring cannabis (both medicinal and recreational) is made safe for consumers, specifically with respect to reducing levels of pesticide residues and toxins produced by specific microbial infections and also eliminating the presence of human pathogens.

Our Company History

Nir Ecology Ltd., or Nir Ecology, was founded in September 1989, and its initial business was focused on developing sanitizing solutions for the water and food industry. In order to further focus and emphasize its activities in the food industry, Pimi Marion Holdings Ltd., or Pimi Holdings, was incorporated in 2004 based on Nir Ecology’s technology. During the initial years of activity and until 2009, Pimi Holdings focused on the development of new products and applications within the potato-growing industry. In 2008, Pimi Holdings changed its name to Pimi Agro Cleantech Ltd., or Pimi Agro.

In September 2018, we changed our organizational structure and leadership team to support our new strategy and objectives. The goal of the organizational change was to drive the Company towards regulatory approvals for our new generation of products. Our revamped strategy was developed following research we conducted on the applicable and potential commercial markets for our products. The results of this research demonstrated a clear and significant market for our new products, specifically by employing such products within the agricultural and food tech industries as sanitizers.

In 2018, we changed our name to Save Foods, Inc.

Our Business

Until 2017, our two main products were SpuDefender, which is used for the post-harvest treatment of potatoes, and FreshProtect, which is used for the post-harvest treatment of citrus fruit in packing houses. Both of these products were sold both in the United States and Israel. One of the ingredients used in these products is limited by a set MRL currently in effect in certain countries, including Germany and Japan, and, therefore, several of our customers have elected to cease using such products in order to avoid regulatory issues in these countries since it is not always clear in advance which treated fruit is destined for which markets.

In 2017, we began to develop new products, which are based on non-residual ingredients for the post-harvest treatment of citrus. During the target harvest seasons of 2017 and 2018, beginning in October and ending in May, this new generation of products was tested and used in a commercial setting both in the form of soap (Spar-Kleen) and a pH regulator (QX-117). Following the successful results of these commercial trials, we elected to continue developing and optimizing these products as sanitizers, which we refer to as our new generation products, or SF3. These new green products are based on our proprietary blend of food acids and an oxidizer.

To increase our market potential in the United States for our new generation products, we are currently in the process of registering such products as sanitizers with the United States Environmental Protection Agency, or EPA, and FDA in order to obtain the appropriate regulatory approvals. In addition, we are registering our proprietary blend of acids as a pH regulator (adjuvant) with the California Department of Pesticide Regulation (CDPR). To facilitate our efforts towards receiving these regulatory approvals and to align our product claims, we have temporarily frozen our sales in Israel.

Our Core Products

Organic food acids blend - SF3

SF3 represents our new green generation product line and includes SF3-H, SF3-HS and SF3-S.

Our SF3-HS product, which is currently under development and is awaiting receipt of certain regulatory approvals, is a post-harvest cleaning and sanitization product for fruit and vegetables, and which specifically targets citrus, mango, avocado, apple and stone fruits.

Our SF3-H, which is also under development, is a post-harvest product that focuses on the sanitization of fruit and vegetables, and which specifically targets citrus, mango, avocado, apple and stone fruits, as well as micro-greens and cannabis. The application of our products is not limited to packing houses but may also, according to industry experts, service other players in the food industry. We are currently evaluating the application of this product in additional markets, including the cleaning and sanitization of fresh cut produce in the food industry and in pre- and post-harvest applications in greenhouse crops like tomato, cannabis and micro-greens.

We have initiated the registration process for our SF3 product line with the EPA, FDA and CDPR (California Department of Pesticide Regulation). As the U.S. market was our initial and primary target market for our SF3 products, we have focused our regulatory efforts towards the EPA, CDPR and FDA. In particular, our focus is directed towards the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) as its regulatory scope includes SF3. To complete our registration process, we will be required to submit several studies in the form of a registration dossier, which has not yet been submitted to either the EPA or the FDA. These studies will specifically include: (i) six acute toxicity studies (already finalized), (ii) Phys-Chem properties testing (on going), (iii) one-year storage stability and corrosion (on going), and (iv) an efficacy test to confirm the product activity as a sanitizer (non-GLP already performed). We have already engaged and signed an agreement with a third-party company to perform our GLP efficacy studies that should be performed by the end of May 2020 at the latest. Accordingly, and at this pace, we expect to receive CDPR and FDA regulatory approval for our SF3 product line by the end of 2020.

Concurrently, we remain focused on penetrating the Israeli market and satisfying the remaining regulatory hurdles. In March of 2019, we submitted a dossier for efficacy testing to the Israel Plant Protection Division of the Israeli Ministry of Agriculture and Rural Development. Thereafter, in October of 2019, we held a meeting with the Toxocologist of the Israel Plant Protection Division where we were asked to answer certain questions related to our SF3 product line. As a result of this meeting, we received an approval from the Israel Plant Protection Division, thereby allowing us to conduct field test efficacy studies in Israel.

Following meetings with European packers in February 2020 and discussions with regulatory experts in Europe, the Company plans to submit a regulatory dossier for its blend of acids as a processing aid when used with per-acetic acid.

Based upon certain feedback received from our clients in addition to relevant studies conducted in local laboratories, we believe that our products bring a variety of advantages, including, inter alia, efficient sanitization of bacteria (including E. coli, Salmonella and Listeria) and control of additional bacterial and fungal plant pathogens, environmental and worker friendly features, and zero residues of toxicological concerns on the treated fruit and vegetables. These advantages effectively allow our products to reduce the chances of infected food reaching the consumer, and extend storability and shelf life of fruit and vegetables across the entire supply chain.

SpuDefender

SpuDefender is one of our EPA approved products, which targets post-harvest potato sprout control. Currently this product is not being sold. However, due to the European Commission’s decision to no longer allow the use of the herbicide chlorpropham (CIPC) as of January 1, 2020, the post-harvest potatoes industry is looking for new solutions. CIPC is widely used as a sprout suppressing agrochemical applied to stored potatoes. Effective sprout suppression is a fundamental component of managing stored potato quality. CIPC is particularly important for potato storage in the processing sector, where it has been used globally for over fifty years. Therefore, the risk of withdrawal presents significant implications.

Following recent discussions with post-harvest experts and potential customers, we believe our SpuDefender product might offer a successful alternative to CIPC. Therefore, we plan to initiate commercial pilots with potential customers in the near future and start sales in the United States and in Israel thereafter.

FreshProtect

FreshProduct is our second EPA approved product, which targets controlling spoilage microorganisms on post-harvest citrus. As noted, the residual effect of one of the ingredients in this product has significantly limited our sales in the post-harvest citrus industry. However, this product has generated compelling results in the pre-harvest model and, therefore, we are working towards extending our existing model to pre-harvest applications as well.

So far, the trials performed in collaboration with experts in the US showed promising results with good control of different plant fungi responsible for decay in citrus fruits.

Distribution Methods of the Products

The first market we plan to target for the sale and distribution of our new generation products (SF3-HS and SF3-H) is the post-harvest citrus industry in California, which accounts for the growth of approximately 80% of all fruits and vegetables in the United States, and therefore, we view the California produce market as a lucrative strategic target for our Company.

Based on our previous successful commercial experiences in California, specifically with one of its largest citrus packing house, we plan to initiate our efforts by engaging that particular packing house. In addition, the main companies servicing packing houses focused on post-harvest treatments have a strong presence in California as well and they represent a strategic entry point to this industry. We plan to collaborate with these service providers specializing in the treatment of fresh fruits and vegetables, and specifically those service providers that have cornered the citrus market in packing houses located in the United States. Some of these companies also possess a large market share with respect to other crops.

FreshProtect

We are launching a collaboration with a large distributor that has expertise in pre-harvest solutions to pursue the development of FreshProtect as a sanitizer and decay control in the pre-harvest industry. In parallel, we have approached a large market service provider that is already engaged with a number of packing houses in order to integrate our solution as a way to offer these packing houses a new level of food safety and waste reduction. The idea is to reduce the microbial load entering the packing houses on freshly picked fruit which can significantly reduce the danger of secondary infection of clean fruit by field contaminated fruit in the packing house.

SpuDefender

Potatoes are the fourth most important food crop in the world and the leading vegetable crop in the United States; however, California is not the primary state leading in such crop growth. Together, Idaho and Washington produce more than half of the annual supply, which totaled 24.8 million tons in 2017, up slightly from the previous year, and was valued at $3.77 billion. Since the U.S. potato market is not one of the main crops in California, we have not registered this product in California.

Suppliers and Customers

In Israel, we are working with a reputable chemical production company, SasaTech, from which we purchase the raw ingredients necessary for the production of our products. SasaTech is particularly regarded for its deep understanding and experience working with hydrogen peroxide. In the past, we have also worked with Zohar Dalia, another industry expert, which we engage on a case-by-case basis.

In the United States, over the past few years we have worked with Seeler Industries, a national leader in marketing, handling, and in the termination of hydrogen peroxide. Seeler, as with SasaTech, purchases all raw materials necessary for the production of our products.

It should be noted that all ingredients and/or raw materials that are used in the production of our products are commodities and are readily available for purchase off the shelf.

Intellectual Property

We rely on a combination of important intellectual property strengths, including patents and trade secret protection laws, to protect our proprietary technology and intellectual property. We enter into on an ongoing basis confidentiality agreements with our employees, consultants, customers, service providers and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential including, but not limited to, information related to our proprietary manufacturing process.

As of December 31, 2019, we own five issued patents and have three pending patent applications submitted worldwide. Our patents, and any patents which may be granted under our pending patent applications, stand to expire between the years 2031 and 2034. Our patent family includes granted patents both in Israel and the U.S. These patents directly protect a proprietary method for preventing any edible matter from decaying, specifically by applying a disinfecting composition to the edible matter. This patent family covers a disinfecting composition containing inter alia (i) phosphonic or phosphoric acid, (ii) a carboxylic acid, (iii) performic acid, (iv) a performic acid source (such as formic acid) and an oxidizer (such as hydrogen peroxide).

We cannot be sure that any patent will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. There is also a significant risk that any issued patents will have substantially narrower claims than those that are currently sought.

Competition

The post-harvest treatment market for fruits & vegetables was valued at $1.10 billion in 2016, and it is projected to grow at a CAGR of 7.3% during the forecast period, 2017 to 2022. Post-harvest losses of fruits & vegetables are one of the major factors driving the market. Fruits & vegetables affected by disease, pests, and physiological processes tend to wither crops, making them ineligible for sale in the market, resulting in heavy losses for the manufacturer. This has increased the demand for post-harvest protection solutions. Furthermore, the demand for fresh fruits & vegetables, especially exotic tropical fruits has contributed to the demand for post-harvest treatments, thereby increasing the shelf life and maintaining quality, resulting in effective export trade.

We estimate the size of our relevant post-harvest market, globally, represents approximately $500 million. Given that the market for the use of hydrogen peroxide based solutions is evolving, we are continually facing growing competition. The market for post-harvest solutions is fragmented and includes various regional suppliers. There are three leading providers with a global reach that account for about two-thirds of global post-harvest sales. Other regional players, mainly in citrus, account for approximately another 20% of post-harvest sales. We believe that a market edge will be given to a company that can solidify its reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation. Based on these variables, we believe that we compete favorably when compared with the global competition in this market.

Currently, our main competitors are companies providing Per Acetic Acids (PAA), chlorine and other sanitization solutions, like Ozone, for example.

Regulation

We are subject to extensive national, state and local government regulation. To this end, we have hired a regulatory expert, who leverages a global network of highly experienced regulatory consultants. We are primarily focused on receiving the required regulatory approvals in the United States since that is our leading target market. Generally, in the United States, our products require regulatory approval from the EPA pursuant to FIFRA. Thus far, we have successfully obtained registrations for FreshProtect in the United States, and registrations for SpuDefender in the United States and Israel. For our SF3 product line, we have initiated the registration process with the EPA.

We have initiated Good Laboratory Practice, or GLP, registration required activities such as chemistry, mammalian toxicity and efficacy studies. These GLP reports will serve as the basis for the registration dossier we aim to submit for the SF3 family with the following regulatory authorities: EPA, FDA, the California Department of Pesticide Regulation, or the CDPR, as well as relevant regulatory bodies in Israel and other countries in which the Company may later operate.

We believe, and intend to prove by way of confirmed registrations, that SF3, SF3-H and SF3-HS are safe for consumers, workers, and the environment. Hydrogen peroxide, for example, which is one of the active ingredient in our products, can be broken into water and oxygen and leaves no residue, and the organic acids involved in our products have already been approved for use in certain post-harvest applications and are exempted from tolerance. Accordingly, the post-harvest treatment of fruits and vegetables using our products will be approved as safe for consumers and will be exempted from residue analysis, which presents a significant advantage for our commercial strategy.

Hydrogen peroxide was first registered in the United States as a pesticide in 1977, specifically for use as a disinfectant and sanitizer, and about 11 products containing hydrogen peroxide are already registered in the United States. Under a Memorandum of Understanding signed by EPA and the FDA in June 1993, the EPA has primary regulatory jurisdiction over peroxy compounds, including hydrogen peroxide. Therefore, we are working to obtain registration through the EPA, FDA and CDPR.

We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business.

Marketing and Sales

Our success depends on our ability to create significant value for produce growers and packing houses. Our core post-harvest business includes solutions designed to improve the yields of growers and packers of fresh produce but mainly to ensure food safety and to assist packing houses with meeting certain requirements stipulated under the new Food Safety Modernization Act, or FSMA.

Post-harvest treatment market for fruits & vegetables is dominated by few large players with wide reach across the globe. DECCO US Post-Harvest, Inc. (Decco) (US), Pace International, LLC (Pace International) (US), Xeda International (France), John Bean Technologies (JBT) (US), and Agrofresh (US) are the leading players in the post-harvest treatment market for fruits & vegetables. Once we complete our study on the applicable and potential commercial markets for our products and after we obtain all regulatory approvals necessary to pursue these markets, we plan to approach and utilize the market position of these key service providers in order to offer our solutions in the post-harvest food safety industry. We are currently focusing on post-harvest treatment for the citrus industry and are already doing pilots with leading players to evaluate and validate our technology.

We currently do not have any paying customers and only running paid pilots within the industry, however we believe that in the coming months we will be prepared to fully engage the citrus industry with our soap and pH regulators sanitizing products and reignite our sales in the industry.

Research and Development

Research and development remains a core priority for our Company. We focus on developing innovative solutions consisting of new generation, patented products that address immediate and long-term needs. Our research efforts are aimed at enhancing our products’ antimicrobial efficacy while taking into account costs, consumers trends and preferences, which will give the extra value needed to separate our products from our competitors in the marketplace.

We are currently focused on the characterization of our new generation products including the identification, improvement and other validations of our formulas. These products are based on a unique stabilization process that blends hydrogen peroxide and food acids to create a broad-spectrum, safe and eco-friendly solution for killing germs. The synergistic effects of combining hydrogen peroxide with food acids produce a stable, long lasting, yet environmentally safe and easy to handle sanitizer. We use a network of experts in related fields such as microbiology, food chemistry and regulatory to obtain all the required regulatory approvals.

To accurately test the strength of a sanitizing solution we are working on developing quantitative methods. Similarly, we are developing analytical methods that will enable rapid and effective monitoring of the active ingredients through a novel and improved testing kit that allows for testing at a faster pace and with greater certainty.

Our research and development processes apply the principle of open innovation and collaboration, with strong responsiveness to market and client needs coupled with cutting-edge research and applications from academic institutions. We collaborate with industry experts in several technical areas, including post-harvest physiology, analytical chemistry, regulatory affairs, formulation process development, diagnostics and sensor technology and delivery systems.

Employees

As of December 31, 2019, we employed four full-time employees and two part-time employees. None of our employees are members of a union or subject to the terms of a collective bargaining agreement.

item 1a. risk factors

You should carefully consider the risks described below, as well as the financial or other information in this prospectus, including our consolidated financial statements and the related notes, before deciding whether to invest in our securities. The risks and uncertainties described below are not the only risks we face. We may face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. Any of the risks described below, and any such additional risks, could materially adversely affect our business, financial condition or results of operations. In such case, you may lose all or part of your original investment.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and expect to incur additional losses in the future.

We have sustained losses in recent years, which as of December 31, 2019, accumulated to $10.6 million, including an operating net loss of $1.9 million and $0.5 million for the year ended December 31, 2019 and 2018, respectively. We are likely to continue to incur significant net losses for at least the next several years as we continue to pursue our strategy, which is currently focused on research and development. Our losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our share price or cause us to cease operations.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our research and development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In either of the aforementioned situations, we may not be able to fully implement its growth plans.

Additional financings that we may require in the future will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all. Moreover, if we are unable to obtain such additional capital as discussed above, we will be required to stop our operations, and will resume our activities, only after capital is raised.

Risks Related to Our Business, Industry and Business Operations

Because of our limited operating history, we may not be able to successfully operate our business or execute our business plan.

In 2019, under our new leadership team, we went through a strategy change, which shifted our focus from selling our products to investing in research and development activities, focusing on obtaining regulatory approvals for our new generation of sanitizers. Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history;

●	insufficient capital to fully realize our operating plan;

●	expected continual losses for the foreseeable future;

●	operating in multiple currencies;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products by the pre- and post-harvest industry players and consumers;

●	limited marketing experience;

●	a competitive environment characterized by well-established and well-capitalized competitors;

●	the ability to identify, attract and retain qualified personnel; and

●	operating in an environment that is highly regulated by a number of agencies.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. If we are unable to successfully address these risks our business could be harmed.

Our products and technology are still in development stage and require additional trials and development.

Our products and technology have been tested in numerous trials, both in the U.S. and in Israel, on vegetables and fruits varieties, against a limited number of pathogens both in hot climates as well as in storage rooms using refrigeration, and also on certain type of processes which are used in these countries. Our efficacy has only been proven in the tested pathogens and aforementioned climates, and therefore our products have yet to be proven against certain additional and relevant pathogens and market climates.

The commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries.

In order to achieve high volume sales, and attain a leading market share and become the new standard of treatment, our products must not only be approved by the regulators, but also endorsed by the major packing houses and service providers, retailer of fruits and vegetables as well as environment organizations. Our success depends on our ability to create significant value to the growers and the packing house. We are aware of this key factor and are focusing on conducting large scale trials with major fruits and vegetables packers and retail suppliers of fresh consumed goods in several countries, in order to show the efficacy of the products and our technology, and to receive the recognition of packers and retailers; however, there remain no assurances that we will succeed in such an endeavor, nor is it clear how long it will take until we receive market recognition.

Any product that we bring to the market may or may not gain market acceptance by prospect customers. The commercial success of our new generation products and any future product depends in part on the packing house community as well as other industries for various use cases, depending on the acceptance by such industries of our technology as a useful and cost-effective solution compared to current solutions. If our new generation products or any future product does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products will depend on a number of factors, including:

●	the cost, safety, efficacy, and convenience of our new generation products;

●	the acceptance of our products as a superior solution in the fresh produce industry;

●	the ability of third parties to enter into relationships with us without violating their existing agreements;

●	the effectiveness of our sales and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing products; and

●	publicity concerning our products or competing products.

Our efforts to penetrate the packing house industry and educate the marketplace on the benefits of our products may require significant resources and may never be successful.

We may face significant competition from other companies looking to develop or acquire new alternative environmental-friendly solutions for the treatment of fruits and vegetables.

We expect to face significant competition in every aspect of our business, and particularly from other companies that seek to enter our focal market. As regulators continue to move away from current residue chemical solutions, such as chlorpropham or CIPC, existing suppliers of these solutions are continually looking to develop or acquire new alternative environment-friendly solutions that can sustain their market share and revenue streams, or to enable the continuance of CIPC at current levels in new ways of treatment. Additionally, as market opportunity becomes eminent, competitors and new players will most likely attempt to develop similar or comparable solutions. Although we believe our technology is unique, and will provide it with a significant competitive barrier, it is nevertheless possible that superior or more cost-effective alternative technology will emerge that will achieve greater market acceptance and render our products less competitive. Furthermore, existing vendors can cooperate to combat new players by reducing market prices and margins or other competitive initiatives. Our future success will therefore depend, to a large extent, upon our ability to achieve market acceptance of our innovative solutions as well as develop and introduce new products and enhancements to existing products. No assurance can be given that we will be able to compete in such a market place.

The market for post-harvest solutions is fragmented with various regional suppliers. There are three leading providers with a global reach that account for about two thirds of global post-harvest sales. Other regional players, mainly in citrus, account for approximately another 20% of post-harvest sales. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation.

Our success is dependent upon the acceptance of our environmental-friendly solutions for fruits and vegetables.

Our future success is dependent upon the acceptance of our environmental-friendly, non-residue treatment solutions for fruits and vegetables. While the market is signaling that such a direction is likely, certain trends as well as the future size of this market, and other potential markets for our products, rely upon a number of factors, many of which are beyond our control. For example, both the failure to convince retailers to bear additional costs for residue-free fruit and vegetables as well as the failure to persuade consumers to purchase residue-free fruits and vegetables for higher prices may adversely affect our business, financial condition, operating results and cash flow going forward.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities and develop and market products, services and applications that meet changing customer needs and market conditions in a cost-effective and timely manner. Maintaining and enhancing technological capabilities and developing new products may also require significant investments in research and development. We may not be successful in developing new products, services and technology that successfully compete or be able to anticipate changing customer needs and preferences, and our customers may not accept one or more of our new products or services. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers’ needs or preferences, then our business, financial condition and results of operations could be adversely affected.

We currently rely on a limited number of suppliers to produce certain key components of our products.

We rely on unaffiliated contract manufacturers to produce certain key components of our products. In Israel, we are working with a well-known producer of chemicals, SasaTech, who is responsible for the production of our products. SasaTech is well known for its knowledge and handling of hydrogen peroxide. In the United States, we have worked for the past few years with Seeler Industries, a national leader in the marketing, handling, and termination of hydrogen peroxide. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the active ingredient, hydrogen peroxide. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or we may have to make financial accommodations to such contract manufacturers or otherwise take steps to mitigate supply disruption. We may be unable to locate an additional or alternate contract manufacturer that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services, we may not be successful in commercializing our products.

We have a limited sales and marketing infrastructure and have limited experience in the sale, marketing or distribution of products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales and marketing infrastructure or to out-license our products.

In the future, we may consider building a focused sales and marketing infrastructure to market our products in the United States or elsewhere in the world. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force could be expensive and time consuming and could delay any product launch. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to potential customers;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities or enter into successful arrangements with third parties to perform these services, our revenues and our profitability may be materially adversely affected.

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products inside or outside of the United States or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We rely on rapidly establishing global distributorship network in order to effectively market our products.

We have developed initial partnerships with local partners. In order to expand sales and marketing globally, and capture leading market share before any potential reaction from the competitors, we will need to rapidly expand geographically and establish a global distribution network. This is likely to put pressure on our management, financial and operational resources. In order to mitigate this factor, once we establish a significant presence in the market, we will proceed to establish strategic partnerships with some of the leading players in the market; however, there are no assurances that we will succeed in establishing such partnerships, which may harm the marketing of our products and the development of our business.

We rely on our technologies to successfully develop and market new and existing products.

Our products have been tested in multiple commercial and small scale tests. We are currently in the development and optimization phases of these products. It is possible that the results from such tests may show lower efficacy than tests conducted previously, and may require some product improvements as well as possible changes in the application and usage protocol. These factors may significantly delay our products’ introduction into the market. Likewise, we cannot be sure these products will be commercially viable, and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will generate revenue.

Our products are highly regulated by governmental agencies in the countries where we conduct business. Our failure to obtain regulatory approvals, to comply with registration and regulatory requirements or to maintain regulatory approvals would have an adverse impact on our ability to market and sell our products.

Our products are subject to technical review and approval by government authorities in each country where we intend to sell our products. While there is a general international consensus on the data necessary for evaluating the safety of agrochemical products before such products can be placed on the market (as evidenced, for example, by the standards and guidelines issued by the Organization for Economic Co-operation and Development), each country has its own legislative process and specific requirements in order to determine if identified risks are acceptable and can be managed in the local context and may be subject to frequent changes as new data requirements arise in response to scientific developments.

The regulatory requirements to which we are subject to are complex and vary from country to country. To obtain new registrations, it is necessary to have a local registrant, and to understand the country’s regulatory requirements, both at the time an application for registration is submitted and when the registration decision is made, which may be several years later. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use, and, finally, disposal of unwanted product and used containers) to ensure that product performance (e.g. bio efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities who make the final decision on whether the documented risk associated with a product and active ingredient is acceptable prior to granting approval for sale. This process may be prolonged due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will generate the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

Products that are already approved may be subject to periodic review by regulatory authorities in many countries. Such reviews frequently require the provision of new data and more complex risk assessments. The outcome of such reviews of existing registrations cannot be guaranteed; registrations may be modified or canceled. Since all government regulatory authorities have the right to review existing registrations at any time, the sustainability of the existing portfolio cannot be guaranteed. Existing registrations may be lost at any time, resulting in an immediate impact on sales. Furthermore, prior to expiration, it is necessary to renew registrations. The renewal period and processes vary by country and may require additional studies to support the renewal process. Failure to comply could result in cancellation of the registration, resulting in an impact on sales.

In addition, new laws and regulations may be introduced, or existing laws and regulations may be changed or may become subject to new interpretations, which could result in additional compliance costs, seizures, confiscations, recalls, monetary fines or delays that could affect us or our customers.

Our success is dependent upon our ability to achieve regulatory approvals in the U.S. and abroad.

We are subject to extensive national, state and local government regulation. A critical key to our success and ability to expand our business is our ability to obtain regulatory approvals in the United States and in other countries for the use of our products. The regulatory approvals of some of our products are dependent on trials to show the efficacy and the non-toxicity of our products, and are time and cost consuming. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business, however such registration filling might take longer period than expected, and it might delay obtaining such regulatory approvals, or might cause delay in starting operations on a large scale in these countries and other jurisdictions.

The inherent dangers in production and transportation of hydrogen peroxide could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

Our operations are subject to significant hazards and risks inherent to the transportation of the active ingredient of our product – hydrogen peroxide. In high concentrations, hydrogen peroxide is an aggressive oxidizer and can corrode many materials. We are working with limited low concentration of the material, however in high concentrations of H2O2 it will react violently. Hydrogen peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transported in special tanks and vehicles and should be stored in a container composed of non-reactive materials. These hazards and risks include, but are not limited to fires, explosions, third-party interference (including terrorism) and mechanical failure of equipment at our or third-party facilities. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or wrongful death claims and other damage to properties.

Our business and operations may be affected by climate change conditions, which could materially harm our financial results.

Our business may be affected from changes in climate conditions as such events would affect the crops and their storability in those cases where there is unusually warm, dry, humid or cold weather before cropping.

In such instances, we may suffer a decrease in revenues as a result of a smaller storage volume of rooms or shorter storage period. We anticipate that once we will increase our operations, and certain territories will experience significant climate change, such as above-common rains, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

Conditions in the global economy may adversely affect our business, financial condition and results of operation.

Although demand for fresh horticultural products is considered inelastic in developed economies, the fresh produce and citrus industries that we sell to may be affected by material changes in supply, market prices, exchange rates and general economic conditions. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations.

Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business and results of operations.

Our business involves complex operations and demands a management team to determine and implement our strategy and workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on research and development in the highly-specialized horticultural post-harvest field, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development. As of December 31, 2019, we employed four full-time employees, and two part-time employees, of which two were members of our research and development team. The departure of a significant number of our highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including customers choosing to follow a regional manager to one of our competitors.

In addition, to execute our growth plan we must attract and retain highly qualified personnel. Competition for these employees exists; new members of management must have significant industry expertise when they join us or engage in significant training which, in many cases, requires significant time before they achieve full productivity. If we fail to attract, train, retain, and motivate our key personnel, our business and growth prospects could be severely harmed.

Furthermore, we are dependent upon the managers to oversee our operations. Thus, there can be no assurance that the managers’ experience will be sufficient to successfully achieve our business objectives. All decisions regarding the management of our affairs will be made exclusively by our officers and directors. In the event these persons are ineffective, our business and results of operation would likely be adversely affected.

We are subject to risks relating to portfolio concentration.

Our business is highly dependent on a small number of products, based on one main active ingredient, hydrogen peroxide. Our core post-harvest business includes solutions designed to improve the yields of growers and packing house but mainly ensure food safety and assisting packing houses to meet the new FSMA requirements. Our ability to market and sell products containing this active ingredient to key service providers for treatment in post-harvest food safety industry in order to utilize their market position is important to our future success.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in the section titled “Risk Factors”, and the following factors, may affect our operating results:

●	our ability to penetrate the packing house industry with our products;

●	our ability to generate revenue from our products;

●	the amount and timing, of operating costs and capital expenditures related to the maintenance and expansion of our businesses, and operations;

●	our focus on long-term goals over short-term results;

●	global economic situation; and

●	fluctuations in weather conditions.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States or Israel.

Other than our headquarters and other operations which are located in Israel (as further described below), we currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates. Later on, we plan to retain sales representatives and third-party distributors, outside of the United States and Israel. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits, and licenses;

●	failure by us to obtain regulatory approvals for the use of our product candidates in various countries;

●	additional potentially relevant third-party patent or other intellectual property rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Our business depends to some extent on international transactions.

As a result of the international nature of our business, we are exposed to risks associated with changes in foreign currency exchange rates. A majority of our revenues and substantially all of our cost of sales are in USD, whilst our management, marketing, sales and R&D costs are in NIS. We are therefore exposed to foreign currency risk due to fluctuations in exchange rates. This may result in gains or losses with respect to movements in exchange rates, which may be significant and may also cause fluctuations in reported financial information that are not necessarily related to the our operating results.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition to our own sales force, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our Common Stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.

We believe that an appropriate information technology, or IT, infrastructure is important in order to support our daily operations and the growth of our business. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business, and we may fail to meet our reporting obligations. Additionally, if our current back-up storage arrangements and our disaster recovery plan are not operated as planned, we may not be able to effectively recover our information system in the event of a crisis, which may materially and adversely affect our business and results of operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT system or any updates or upgrades thereto and the current or future IT systems of our distributors use or may use in the future, are fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats. Legislative or regulatory action in these areas is also evolving, and we may be unable to adapt our IT systems or to manage the IT systems of third parties to accommodate these changes. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our IT networks. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.

Our business may become subject to a variety of U.S. and foreign laws pertinent to cannabis, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

In the United States, despite cannabis having been legalized for medical use or adult use in a number of states, cannabis and cannabis products, other than hemp-derived CBD under certain circumstances, continue to be categorized at the federal level as a Schedule I controlled substance under the Controlled Substances Act, or CSA, and subject to the Controlled Substances Import and Export Act, as amended, or CSIEA. We believe that we are not subject to the CSA or CSIEA, because we have no active business operations in the United States and we do not distribute any products in the United States. Nonetheless, we are or may become subject to various other U.S. federal laws and regulations, and violations of any U.S. federal laws or regulations in the event we pursue the cannabis market, including the CSA and CSIEA, whether intentionally or inadvertently, could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the U.S. federal government or private citizens or criminal charges, including disgorgement of profits, cessation of business activities or divestitures. Further, the status of cannabis as a Schedule I controlled substance may cause us, and our business, to be negatively perceived by prospective U.S. investors or other parties, who may incorrectly believe that the CSA or CSIEA apply to us, or who may have reputational or other concerns about dealings with a cannabis grower even if it is not conducting business in, or distributing any products in, the United States.

We may incur losses as a result of unforeseen or catastrophic events, including the recent outbreak of the novel coronavirus (COVID-19).

The occurrence of unforeseen or catastrophic events such as terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. In particular, the current outbreak of novel coronavirus (COVID-19) that was first reported from Wuhan, China, on December 31, 2019, including the resulting travel restrictions and quarantines already imposed by several countries, present concerns that may dramatically affect our ability to conduct our business effectively. The trajectory of the coronavirus remains uncertain and it is becoming increasingly plausible that our business, including the livelihood of our employees and customers upon both of which our business relies, may be directly afflicted.

Risks Related to Intellectual Property

If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, our ability to compete will be harmed.

Our commercial success depends, in part, on obtaining and maintaining patent and other intellectual property protection for the technologies used in our products as well as continuing to develop and secure trade secrets. We might in the future opt to license intellectual property from other parties. If we, or the other parties from whom we may license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not provide us with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that we own or have rights to.

U.S. patents and patent applications may be subject to interference proceedings, and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices. Any of these proceedings could result in loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of the patent or patent application. Changes in either patent laws or in interpretations of patent laws may also diminish the value of our intellectual property or narrow the scope of our protection. Interference, re-examination and opposition proceedings may be costly and time consuming, and we, or the other parties from whom we might potentially license intellectual property, may be unsuccessful in defending against such proceedings. Thus, any patents that we own or might license may provide limited or no protection against competitors. In addition, our pending patent applications and those we may file in the future may have claims narrowed during prosecution or may not result in patents being issued. Even if any of our pending or future applications are issued, they may not provide us with adequate protection or any competitive advantages. Our ability to develop additional patentable technology is also uncertain.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may also result in the loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unpatented know-how, our ability to compete will be harmed.

Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our office holders, employees, consultants and distributers of our products and most third parties to execute confidentiality agreements in connection with their relationships with us. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our office holders, employees, consultants and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market would be harmed.

We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. No assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Furthermore, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the endoscopic procedure market grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases.

Infringement actions and other intellectual property claims and proceedings brought against or by us, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. Some of our competitors may be able to sustain the costs of complex patent or intellectual property litigation more effectively than we can because they have substantially greater resources.

We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to pay damages. We could also be prevented from selling our products unless we could obtain a license to use technology or processes covered by such patents or will be able to redesign the product to avoid infringement. A license may not be available at all or on commercially reasonable terms or we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct clinical trials and to revise our filings with the applicable regulatory bodies, which would be time consuming and expensive. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents or other intellectual property. Ownership disputes may arise in the future, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.

We continually seek to improve our business processes and develop new products and applications in a crowded patent space that we must continually monitor to avoid infringement. We cannot guarantee that we will not experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others.

From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products. Likewise, our competitors may also already hold or have applied for patents in the United States or abroad that, if enforced or issued, could prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. Any actions asserted against us could include payment of damages for infringement, stopping the use, require that we obtain licenses from these parties or substantially re-engineer our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

Risks Related to Regulatory Compliance

If we or our contractors or service providers fail to comply with regulatory laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our products or future products that we may develop and may harm our reputation in our industry.

If we or our manufacturers or other third-party contractors fail to comply with applicable federal, state or foreign laws or regulations, including with respect to healthcare and food treatment, we could be subject to regulatory actions, which could affect our ability to develop, market and sell our current products or any future products which we may develop in the future and could harm our reputation and lead to reduced demand for or non-acceptance of our proposed products by the market.

Regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in the United States, Israel or other countries in which we operate, that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of our products, including in the food health industry. In addition, regulations and guidance may often be revised or reinterpreted by the regulatory authorities in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or interpretations changed, and what the impact of such changes, if any, may be.

Risks Related to Our Location in Israel

Conditions in Israel may limit our ability to manage and market our products, which would lead to a decrease in revenues.

Because part of our operations is conducted in Israel and our management is located in Israel, our operations are directly affected by economic, political and military conditions affecting Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. These conflicts involved missile strikes against civilian targets in various parts of Israel including most recently, central Israel, and negatively affected business conditions in Israel as well as home starts and the building industry in Israel.

Our facilities are in range of rockets that may be fired from Lebanon, Syria or the Gaza Strip into Israel. In the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to deliver products to customers could be materially and adversely affected. Our commercial insurance in Israel does not cover losses that may occur as a result of acts of war; however, losses as a result of terrorist attacks to our facilities and disruption to the ongoing operations, are covered by our insurance for damages of up to $40 million, if such damages are not covered by the Israeli government. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained and will be adequate in the event we submit a claim. Even if insurance is maintained and adequate, we cannot assure you that it will reduce or prevent any losses that may occur as a result of such actions or will be exercised in a timely manner to meet our contractual obligations with customers and vendors.

In addition, popular uprisings in various countries in the Middle East and North Africa have affected the political stability of those countries. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and these countries, such as Turkey, from which we import a significant amount of our raw materials. Moreover, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictions may limit materially our ability to obtain raw materials from these countries or sell our products to companies and customers in these countries. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell our products out of Israel.

Our employees in Israel, generally males, including executive officers, may be called upon to perform military service on an annual basis until they reach the age of 40 (and in some cases, up to 45 or 49). In emergency circumstances, they could be called to immediate and prolonged active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could materially and adversely affect our business and results of operations. Additionally, the absence of a significant number of the employees of our Israeli suppliers and contract manufacturers related to military service may disrupt their operations, in which event our ability to deliver products to customers may be materially and adversely affected.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could materially and adversely affect our operations and product development, cause our revenues to decrease and materially harm the share price of publicly traded companies with operations in Israel, such as us.

In early January 2020, certain events contributed to an increase in hostilities between the United States and Iran, and as a result Iran issued multiple public statements threatening to attack Israel and the United States. These events, coupled with the already mounting tensions between Israel and Iran, may threaten to destabilize the Middle East on a political level, the result of which may impact our ability to conduct our business effectively.

On Israel’s domestic front there is currently a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December of 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice – in April and September – and a third general election is currently scheduled for March of 2020. The Knesset, for reasons related to this extended political transition, has failed to pass a budget for the year 2020, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. Given the likelihood that the current political stalemate might not be resolved during the next calendar year, our ability to conduct our business effectively may be adversely materially affected.

We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.

We have non-competition agreements with all of our employees, all of which are governed by Israeli law. These agreements prohibit our employees from competing with or working for our competitors, generally during their employment and for up to 12 months after termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas, and only when the employee has obtained unique value to the employer specific to that employer’s business and not just regarding the professional development of the employee. If we are not able to enforce non-compete covenants, we may be faced with added competition.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers and directors who are based in Israel.

The majority of our officers and present directors reside outside of the United States and most of our operations at the date of this prospectus are located outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the federal securities laws.

Risks Related to Our Common Stock and Corporate Governance

The market price of our securities may be highly volatile.

The market price of our Common Stock is likely to be volatile. Our Common Stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	reports of adverse events with respect to the commercialization and distribution of our products;

●	inability to obtain additional funding;

●	any delay in filing a regulatory submission for any of our products and any adverse development or perceived adverse development with respect to the review of that regulatory submission by the EPA, FDA or other regulatory authority;

●	failure to successfully develop and commercialize our products;

●	failure to enter into strategic collaborations;

●	failure by us or strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

●	changes in laws or regulations applicable to future products;

●	inability to scale up our manufacturing capabilities through third-party manufacturers, inability to obtain adequate product supply for our products or the inability to do so at acceptable prices;

●	introduction of new products or technologies by our competitors;

●	failure to meet or exceed financial projections we may provide to the public;

●	failure to meet or exceed the financial expectations of the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our platform technologies, technologies, products or product candidates;

●	additions or departures of key scientific or management personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	sales of our securities by us or our stockholders in the future; and

●	trading volumes of our securities.

In addition, companies trading in the stock market have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

Our principal stockholders, officers and directors beneficially own approximately 13.4% of our outstanding shares of Common Stock. They will therefore be able to exert significant control over matters submitted to our stockholders for approval.

As of December 31, 2019, our principal stockholders, officers and directors beneficially own approximately 13.4% of our outstanding Common Stock. This significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, have materially increased the legal and financial compliance costs of small companies and have made some activities more time-consuming and more burdensome.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal controls, remedy any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Common Stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

●	a special meeting of our stockholders may only be called by a majority of our board of directors;

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

●	certain litigation against us can only be brought in Delaware.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our shares, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Shares of our Common Stock are an illiquid investment as there is presently a limited market for our Common Stock, and transferability of our Common Stock is subject to significant restriction.

There is presently a limited market for our Common Stock, and we cannot be certain that a public market will become available, or that there will be sufficient liquidity to allow for sale or transferability of our Common Stock within the near future. Therefore, the purchase of our Common Stock must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is a limited public market for the resale of our Common Stock. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and our Common Stock may not be acceptable as collateral for a loan.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our Common Stock.

If market activity develops for our Common Stock and our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules. These rules impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our Common Stock and may affect your ability to sell any Common Stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced salespersons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If we are subject to penny stock rules, you may have difficulty selling your shares of Common Stock. For more information about penny stocks, please visit http://www.sec.gov/answers/penny.htm.

Item 1b. unresolved staff comments

Not applicable.

Item 2. properties

We lease offices in various locations in Israel. Our primary locations and their principal terms are as follows:

We have offices located at 20 Habarzel St., Tel Aviv, Israel. As of May 1, 2019, we lease, hereinafter the Barzel Lease, approximately 98 square meters for a monthly cost of approximately $1,950 and a monthly management fee of approximately $650 (plus value added tax). The Barzel Lease expires on December 31, 2020, and we have the option to terminate the Barzel Lease in April 2020 upon providing three months prior written notice. After the balance sheet date, the Company and the lessor agreed to ruminate the agreement as of April 30, 2020

Additionally, on September 1, 2017, we entered into a lease agreement for office space at 156 Fifth Avenue, 10th Floor, New York, NY 10010-7751, hereinafter the New York Lease. The New York Lease will expire on September 30, 2020, unless terminated earlier by either party by providing 30 days prior written notice to the other party. The New York Lease rent amount, $7,200, was fully paid for through an issuance of 720,000 shares of our Common Stock on November 5, 2017.

Lastly, we entered into a lease agreement with Kibbutz Alonim for a period ending December 31, 2020 with an option to extend the agreement through December 31, 2021, pursuant to which the Company must pay monthly fees in the amount of approximately $1,400.

item 3. legal proceedings

On July 2011, our subsidiary, Save Foods, Ltd., or Save Foods Israel, filed with the Commissioner of Patent, or the Commissioner, at the Israeli Patent Office a claim stating its opposition to a patent application made by Xeda International S.A, or Xeda, which would have restricted Save Foods Israel’s operations.

In June 2018, the Commissioner accepted Save Foods Israel’s claims against Xeda’s patent application and, accordingly, rejected Xeda’s application. The Commissioner awarded Save Foods Israel with expenses and legal fees in the aggregate amount of approximately NIS 165,000.

In September 2018, Xeda filed an appeal with the District Court in Jerusalem, or the Court, with respect to the Commissioner’s decision, and on January 2019, the Court dismissed Xeda’s appeal and awarded Save Foods Israel expenses and legal fees in the aggregate amount of approximately NIS 50,000.

In February 2019, Xeda filed a request to appeal the Court’s decision with the Israeli Supreme Court. Save Foods Israel is required to file an answer to Xeda’s appeal with the Israeli Supreme Court by April 18, 2019. In May 2019, the Israeli Supreme Court rejected Xeda’s request to appeal and awarded Save Foods Israel expenses and legal fees in the aggregate amount of NIS 8,000.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases

Market Information

The shares of our Common Stock are currently traded on the OTC Markets, Pink Tier, under the symbol “SAFO”.

The following table sets forth for the respective periods indicated the prices of our Common Stock in the OTC Link Alternative Trading System. Such prices are based on inter-dealer bid and ask prices, without mark-up, mark-down, commissions, or adjustments and may not represent actual transactions. There is presently a limited market for our Common Stock and there can be no assurance that a liquid market for our Common Stock will ever develop.

During the fiscal years ended December 31, 2019 and 2018, we had a trading history as follows:

	High	Low
Quarter Ended:

March 31, 2019	$.101	$.05
June 30, 2019	$.09	$.061
September 30, 2019	$.51	$.01
December 31, 2019	$2.98	$.51

March 31, 2018	$.10	$.10
June 30, 2018	$.10	$.10
September 30, 2018	$.10	$.07
December 31, 2018	$.07	$.07

Holders

As of December 31, 2019, there were 10,209,487 shares of Common Stock outstanding, which were held by 226 record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report on Form 10-K, our Company has authorized 1,333,333 shares of Common Stock for issuance under our 2018 Equity Incentive Plan. The following table presents the information as of December 31, 2019.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	1,150,004	0.45	183,329
Total	1,150,004	$0.45	183,329

2018 Equity Incentive Plan

In October 2018, our board of directors adopted our 2018 Equity Incentive Plan. As of December 31, 2019, we had options to purchase 1,150,004 shares of Common Stock outstanding under the 2018 Equity Incentive Plan with a weighted-average exercise price of $0.45.

As of December 31, 2019, our 2018 Equity Incentive Plan has up to 1,333,333 shares of Common Stock reserved for issuance to plan beneficiaries. The 2018 Equity Incentive Plan, as amended, also contains an “evergreen” provision, which provides for an automatic allotment of shares of Common Stock to be added every year to the pool of Common Stock available for grant under the 2017 equity incentive plan, or the 2017 Equity Incentive Plan. Pursuant to the “evergreen” provision, on January 1 of each year (as of January 1, 2019), the number of ordinary shares available under the 2017 Plan automatically increases by the lesser of the following: (i) one and one-half percent (1.5%) of our outstanding Common Stock on the last day of the immediately preceding year; and (ii) an amount determined in advance of January 1 by the board of directors.

The 2018 Equity Incentive Plan permits the grant of incentive stock options to employees of our Company, including officers and directors, and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock or cash awards as the administrator of the plan may determine, to our Company’s employees and service providers.

The 2018 Equity Incentive Plan may be administered by the board of directors or by different committees that may be established with respect to different groups of service providers; in that event, the committee established with respect to a group of service providers shall administer the 2018 Equity Incentive Plan with respect to awards granted to members of such group.

Subject to the provisions of the 2018 Equity Incentive Plan, and in the case of a committee, subject to the specific duties delegated by the board to such committee, the administrator will have the authority, in its sole discretion to determine subject to Israeli law and section 16 of the Exchange Act, the grantees of awards and the terms of the grant, including, exercise prices, vesting schedules, acceleration of vesting and conditions and restrictions applicable to an award, as well other matters necessary in the administration of the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan enables us to issue awards under various tax regimes, including, without limitation, pursuant to Section 102 of the Ordinance, and under Section 3(i) of the Ordinance and Section 422 of the United States Internal Revenue Code of 1986, as amended, or the Code.

The 2018 Equity Incentive Plan provides that awards granted to our employees, directors and officers who are not controlling shareholders and who are not considered Israeli residents are intended to qualify for special tax treatment under the “capital gain track” provisions of Section 102(b) of the Ordinance as detailed above. Our Israeli non-employee service providers and controlling shareholders may only be granted awards under Section 3(i) of the Ordinance, which does not provide for similar tax benefits.

Awards granted under the 2018 Equity Incentive Plan to U.S. residents may qualify as “incentive stock options” within the meaning of Section 422 of the Code. The exercise price for “incentive stock options” must not be less than the fair market value on the date on which an option is granted, or 110% of the fair market value if the option holder holds more than 10% of our share capital. Notwithstanding the foregoing provisions, options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant pursuant to the issuance or assumption of an option in a transaction to which Section 424(a) of the Code applies in a manner consistent with said Section 424(a).

The vesting schedule of options granted under the 2018 Equity Incentive Plan is set forth in each grantee’s award agreement.

Awards terminate upon the date set out in the grantee’s specific award agreement or at the end of an extended period following the termination of the grantee’s employment or service. In the event of the death of a grantee while employed by or performing service for us or an affiliate, or in the event of termination of a grantee’s employment or services for reasons of disability, the grantee or his or her estate or legal successor (in the case of death), may exercise awards that have vested prior to termination within a period of nine (9) months from the date of disability or death but in any event no later than the expiration date of the awards. If a participant ceases to be a service provider, other than upon the participants termination as the result of the participant’s death or disability, may exercise his or her option within such period of time as is specified in the award agreement to the extent that the option is vested on the date of termination (but in no event later than the expiration of the term of such option as set forth in the award agreement). In the absence of a specified time in the award agreement, the option will remain exercisable for three (3) months following the participant’s termination. Unless otherwise provided by the administrator, if on the date of termination the participant is not vested as to his or her entire option, the Common Stock covered by the unvested portion of the option will revert to the 2018 Equity Incentive Plan. If after termination, the participant does not exercise his or her option within the time specified by the award agreement or by operation of this paragraph, the option will terminate, and the Common Stock covered by such option will revert to the 2018 Equity Incentive Plan.

Israeli options may not be assigned or transferred other than by will or laws of descent, unless otherwise determined by the committee.

In the event of our proposed dissolution or liquidation, the administrator will notify each participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.

In the event of a merger or change in control, each outstanding award will be treated as the administrator determines, including, without limitation, that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. The administrator will not be required to treat all awards similarly in the transaction.

In the event that the successor corporation does not assume or substitute for the award, the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, including Common Stock as to which such awards would not otherwise be vested or exercisable. All restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted for in the event of a change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

In the year ended December 31, 2019, we granted to our directors and officers options to purchase a maximum aggregated number of 766,669 of our Company’s Common Stock, under our equity incentive plan. 766,669 options were granted at an exercise price of $0.45 per share, and the latest expiration date for such options is March 31, 2024.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of Common Stock and preferred stock issued, and options granted, by us during the year ended December 31, 2019, that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such shares and options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On January 9, 2019, we issued (i) 11,112 shares of Common Stock, for total consideration of $10,000; (ii) 33,334 shares of Common Stock, for total consideration of $30,000; (iii) 11,112 shares of Common Stock, for total consideration of $10,000; (iv) 55,556 shares of Common Stock, to an accredited investor for total consideration of $50,000; and (v) 22,223 shares of Common Stock, for total consideration of $20,000. The shares of Common Stock were issued under Regulation S.

On February 8, 2019, we issued (i) 55,556 shares of Common Stock, to an accredited investor for total consideration of $50,000; (ii) 27,778 shares of Common Stock, to an accredited investor for total consideration of $25,000. (iii) 55,556 shares of Common Stock, to an accredited investor for total consideration of $50,000.The shares of Common Stock were issued under Regulation S.

On February 8, 2019, we issued total of 111,112 shares of Common Stock, to an accredited investor for total consideration of $100,000. The shares of Common Stock were issued under Regulation D.

On March 18, 2019, we issued (i) 111,112 shares of Common Stock, to an accredited investor for total consideration of $100,000; (ii) 55,556 shares of Common Stock, to an accredited investor for total consideration of $50,000 and at the same time issued him 55,556 shares of Common Stock for total consideration of $66,666. The shares of Common Stock were issued under Regulation S. In addition, we issued 55,556 warrants to purchase shares of Common Stock at an exercise price of $1.8.

On June 18, 2019, we issued 222,223 shares of Common Stock, to Yediot Internet, for a total consideration of $200,000. The shares of Common Stock were issued under Regulation S.

On June 18, 2019, we issued 70,028 units at an offering price of $1.2 per unit, each unit consisting of (i) one share of Common Stock and (ii) one warrant to purchase one additional share of Common Stock at an exercise price of $1.8 per warrant share, to Yaniv Farber. The units were issued at an aggregated offering price of $84,034, under Regulation S.

On August 5, 2019, the Company signed a subscription agreement with an investor according to which we will issue total of 83,334 shares of Common Stock $0.0001 par value, to accredited investor for total consideration of $100,000. In addition, and at the same time, we issued him 83,334 warrants to purchase shares of Common Stock at an exercise price of $0.12.

Issuer Purchases of Equity Securities

During the year ended December 31, 2019, we did not purchase any of our equity securities.

Item 6. selected financial data

As a smaller reporting company, we are not required to provide the information required by this Item.

item 7. management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

Overview

We are a small company that focuses on developing, producing, marketing and selling environmentally and human friendly products to prolong the shelf life of fruits and vegetables and secure food safety by significantly reducing residues of synthetic fungicides. Such fungicides are suspected to be carcinogenic.

Financial Condition

As of December 31, 2019, we had $664,670 in total assets, consisting of $473,596 in cash, restricted cash, inventories, account receivable and other assets, $81,119 in property and equipment and $109,955 in funds in Respect of Employee Rights Upon Retirement.

Results of Operations

Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 were $175,823, a decrease of $250,768, or 59%, compared to total revenues of $426,591 for the year ended December 31, 2018. The decrease is mainly a result of the Company’s efforts towards obtaining regulatory approval for its new products resulting in a temporary freeze of its sales in Israel and reductions in sales in the U.S.

We do not have backlogs or firm commitments from our clients for our products. Our sales might deteriorate if we fail to achieve clinical success or obtain regulatory approval of any of our products.

Cost of Revenues

Cost of revenues consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the year ended December 31, 2019 was $144,445, an increase of $33,354, or 30%, compared to total cost of revenues of $111,091 for the year ended December 31, 2018. The increase is mainly a result of the increase in salaries and related expenses related to our efforts to deploy our new solution to our client in the U.S and amortization of our old products.

Gross Profit

Gross loss for the year ended December 31, 2019 was $31,378, a decrease of $284,122, or 90%, compared to gross profit of $315,500 for the year ended December 31, 2018. The decrease is mainly a result of the decrease in revenues and the increase in cost of revenues, as detailed above.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the year ended December 31, 2019 were $616,137, an increase of $259,060, or 73%, compared to total research and development expenses of $357,077 for the year ended December 31, 2018. The increase is mainly attributable to the increase in professional fees and payroll and related expenses associated to research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the year ended December 31, 2019 were $341,647, an increase of $200,920, or 143%, compared to total selling and marketing expenses of $140,727 for the year ended December 31, 2018. The increase is mainly attributable to the increase in manpower and payroll expenses and service providers used in relation to selling and marketing activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the year ended December 31, 2019 were $1,004,899, an increase of $668,544, or 199%, compared to total general and administrative expenses of $336,355 for the year ended December 31, 2018. The increase is mainly a result of the increase in professional expenses, directors’ fee and share based compensation to our service providers and directors.

Financing Expenses, Net

Financing expenses, net for the year ended December 31, 2019 were $43,408, a decrease of $93,212, or 187%, compared to total financing income of $49,804 for the year ended December 31, 2018. The increase is mainly a result of currency exchange differences between the US Dollar and the New Israeli Shekel.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2019, we had cash of $290,815, as compared to $439,806 as of December 31, 2018. As of December 31, 2019, we had a negative working capital of $150,230, as compared to positive working capital of $192,982 as of December 31, 2018. The decrease is mainly attributable to the increase in our net loss described above and payments to account payables, somewhat offset by share based compensation expenses and sales of our shares.

Net cash used in operating activities was $1,244,772 for the year ended December 31, 2019, as compared to $506,499 for the year ended December 31, 2018.

Net cash used in investing activities was $81,655 for the year ended December 31, 2019, as compared to Net cash provided by $5,775 for the year ended December 31, 2018. The increase is mainly attributable to employee rights upon termination, restricted cash payments on property and equipment and investment in unconsolidated entity

Net cash provided by financing activities was $1,177,436 for the year ended December 31, 2019, as compared to $912,212 for the year ended December 31, 2018. The increase in mainly a result of equity financing and proceeds from convertible loans somewhat offset by payments made for repayments of long term loans from banking institutes.

Going Concern Consideration

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2019, contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Our management anticipates that existing cash resources, including the proceeds of the equity private placements described below, will not be sufficient to fund our planned operations during the next 12 months. We estimate that, in order to fund our continued existence, we will require a minimum of $2,000,000 in cash over the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

item 7a. quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide the information required by this Item.

item 8. financial statements and supplementary data

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

item 9a. controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission, or the SEC, for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

part iii

Item 10. Directors, Executive Officers and corporate governance

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers:

Name	Age	Position	Period of Service Began
Prof. Benad Goldwasser	69	Chairman of the Board	May 2018
Dan Sztybel	42	CEO	April 2019
Shlomo Zakai	50	CFO	August 2017
Doron Shorrer	66	Director	August 2018
Jacob Perry	75	Director	August 2018
Vered Raz-Avayo	49	Director	August 2018

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

There are no agreements with respect to electing directors. The board of directors appoints officers annually and each executive officer serves at the discretion of the board of directors. Our Company does not have any standing committees at this time, and due to our small size does not believe that committees are necessary at this time. As of the date of this Annual Report on Form 10-K our entire board fulfills the duties of an audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940.

Director and Officer Biographical Information

Prof. Benad Goldwasser has served as chairman of our board of directors since May 2018. Prof. Goldwasser is a serial entrepreneur and retired urology medical doctor. In 2016, Prof. Goldwasser launched a venture capital fund partnered with SAIL, a Shanghai Government investment company. Prof. Goldwasser has served as a member of the board of directors of Innoventric Ltd. since 2017. From 2013 to 2016 Prof. Goldwasser served as an external director of BioCanCell Ltd. (TASE: BICL). Prof. Goldwasser was the co-founder of Vidamed Inc., Medinol Ltd., Rita Medical Inc., Optonol Ltd. and GI View Ltd. Prof. Goldwasser served as managing director of Biomedical Investments Ltd., an Israeli venture capital firm. During his medical career, he served as Chairman of Urology at the Chaim Sheba Medical Center and Professor of Surgery at Tel-Aviv University. Prof. Goldwasser holds an MD and MBA from Tel-Aviv University.

Dan Sztybel has served as our chief executive officer since April 2019. Previously, Mr. Sztybel led the Life Science and Healthcare Advisory Team at EY (Ernst & Young). There, Mr. Sztybel led the business strategy and funding strategy life sciences, medical device, digital healthcare, and clean-tech companies. Mr. Sztybel has a strong background in molecular biology/biotechnology and was part of a PhD program in Molecular Genetics at the Weizmann Institute, Israel. Mr. Sztybel served as a research scientist at EvoGene and Compugen, and as an IP Patent assistant at Ehrlich & Fenster.

Shlomo Zakai has served as our chief financial officer since August 2017. Mr. Zakai is an expert in finance with many years of experience with U.S. public companies. He established his own accounting firm in Israel in 2004, providing a range of services to publicly traded and private companies. Mr. Zakai has served as controller and chief financial officer of a number of private companies. Over the last five years, Mr. Zakai served as chief financial officer of Blue Sphere Corp. (OTC: BLSP) and Todos Medical Ltd. (OTC: TOMDF). Mr. Zakai serves as the internal auditor of several Israeli publicly traded companies and oversees Sarbanes-Oxley compliance for U.S. and Israeli publicly traded companies. He previously worked as an accountant for nine years with Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a senior manager and worked with technology companies publicly traded on Nasdaq and in Israel. Mr. Zakai holds a BA in Accounting from the College of Management in Rishon Le’Zion, Israel, and is a certified public accountant in Israel.

Doron Shorrer has served as our director since August 2018. Mr. Shorrer has been the chairman and chief executive officer of Shorrer International Ltd. since 1998. Mr. Shorrer served as chairman of Pluristem Therapeutics, Inc. until 2006, and an independent director there from October of 2003. From 2002 to 2004, Mr. Shorrer served as the chairman of the board of the Israeli Phoenix Insurance Company. Mr. Shorrer served as the chairman of Lito Group and as a deputy chairman of Milomor. He has been a director of AIG since 2006 and Omer Insurance Companies since 2008. Prior to these positions, Mr. Shorrer held senior appointments that included Arbitrator at the Claims Resolution Tribunal for Dormant Accounts in Switzerland. Mr. Shorrer holds a BA in Economics and Accounting and an MA in Business Administration from the Hebrew University of Jerusalem, and is a certified public accountant in Israel.

Jacob Perry has served as our director since August 2018. Mr. Perry, a former Member of the Knesset, is the former Director of the Shin Bet (the Israeli Security Agency), and former Minister of Science, Technology, and Space. In 1988, Mr. Perry was appointed as the Director of the Shin Bet, a post he held for seven years, until early 1995. After his retirement from the Shin Bet, he served as the Prime Minister’s envoy on POWs (Prisoners of War) and MIAs (Missing in Action) under Prime Ministers Shimon Peres, Benjamin Netanyahu, and Ehud Barak. Additionally, following his service in the Shin Bet, Mr. Perry joined the private sector as the first president and CEO of Cellcom (1995-2003), which he turned into a leading company in Israel’s mobile telecom field. Since then, he served as the Chairman of the Board of a number of prominent organizations and businesses, most notably as the Chairman of Mizrahi-Tefahot Bank for 10 years. In 2013, Mr. Perry joined the new Yesh Atid centrist party, led by Mr. Yair Lapid. In elections that year, he was elected to the Knesset and was appointed the Minister of Science, Technology, and Space, Member of the Ministerial Committee on Legislation, and Observing Member of the Security Cabinet. He held these posts until December 2014, when Yesh Atid left the coalition. Mr. Perry resigned in February 2018. Mr. Perry earned his BA in Middle Eastern and Israel Studies from Tel Aviv University and later studied at the Harvard Business School.

Vered Raz-Avayo has served as our director since August 2018. Ms. Raz-Avayo has served as a director at Foresight Autonomous Holdings Ltd. since July 2017. Ms. Raz-Avayo has over 20 years of managerial and consulting experience in finance encompassing a wide range of industries in Israel and overseas, including real estate investment, diamonds, jewelry and aviation. Ms. Raz-Avayo served as chief financial officer at one of the companies under the Levayev group. In addition, during the last 12 years, Ms. Raz-Avayo has been an external director of several publicly traded companies. Currently, Ms. Raz-Avayo is an external director at Apollo Power Ltd., Africa Israel Residences Ltd. and TAMDA Ltd. Ms. Raz-Avayo holds a BA in Business Administration – Accounting and Finance, from the College of Management, and an MFA in Film, TV and Screenwriting from the Faculty of Arts of the Tel-Aviv University. Ms. Raz-Avayo is also a certified public accountant in Israel.

Significant Employees

We currently have no significant employees.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

a)	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

d)	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

e)	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

f)	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our directors, officers and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We currently do not have a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Exclusive Jurisdiction Provision

Notwithstanding that our amended and restated bylaws provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for, inter alia, any derivative action or proceeding brought on our behalf, such choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

item 11. Executive Compensation

Summary Compensation Table

The following table sets out the compensation paid, in each of our Company’s last two fiscal years ended December 31, 2019 and 2018, to the following Named Executive Officers:

●	Dan Sztybel, our Chief Executive Officer;

●	Ronen Feiglin, VP Operations ; and

●	Jonathan Henen, VP Sales

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dan Sztybel,
Chief Executive Officer	2019	137,688	-	-	124,081	-	261,769
	2018	26,988	-	-	12,107	-	39,095

Ronen Feiglin,	2019	124,408	-	-	48,436	-	172,844
VP Operations	2018	-	-	-	-	-	-

Jonathan Henen,	2019	124,793	-	-	42,434	-	167,227
VP Sales	2018	33,335	-	-	12,107	-	45,442

Employment Agreements

Except for the following agreements, we do not have any written agreements with any of our executive officers.

Services Agreement with Dan Sztybel as Chief Executive Officer

On October 10, 2018, we entered into a service agreement (as amended on March 28, 2019), or the Services Agreement, with Mr. Sztybel, pursuant to which Mr. Sztybel provides us with services as our chief executive officer. Pursuant to the terms of the Services Agreement, Mr. Sztybel is currently entitled to a monthly fee in the amount of NIS 47,125 (approximately $10,572) plus value added tax and car allowance in the amount of NIS 3,250 (approximately $911) plus value added tax, per month in addition to reimbursement of all expenses incurred by Mr. Sztybel for providing us with the services under the Services Agreement, including but not limited to, travel expenses, flights expenditures etc. In addition, Mr. Sztybel was granted options to purchase shares of our Common Stock, including the following:

(a)	Options to purchase up to 100,000 shares of Common Stock, under employees’ stock option plan, in the event that we will receive EPA and FDA approvals by the end of the second quarter of 2020.

(b)	Options to purchase up to 100,000 shares of Common Stock in the event of Mr. Sztybel’s continuous employment as the date of the grant under the employees’ stock option plan. Such options shall vest over a 36-month period commencing in October 2018 as follows: (i) 33,334 options shall vest following the initial 12-month period as of the date of grant, (ii) 8,333 options shall vest following the lapse of each additional three-month period thereafter. All other terms and conditions of the options shall be consistent to those applicable under the employees’ stock option plan.

(c)	Options to purchase up to 200,000 shares of Common Stock in the event of Mr. Sztybel’s continuous employment as the date of the grant under the employees’ stock option plan. Such options shall vest quarterly over three years, commencing on April 1, 2019. All other terms and conditions of the options shall be consistent to those applicable under the employees’ stock option plan.

Both parties may terminate the Services Agreement at any time for any reason upon a 30-day prior written notice.

Engagement with Shlomo Zakai as Chief Financial Officer

The engagement with Mr. Zakai is based on a price offer dated September 28, 2017, pursuant to which Mr. Zakai provides accountant services as chief financial officer. Pursuant to the terms of such price offer, Mr. Zakai is entitled to a fixed fee for several services as well as compensation according to an hourly rate. For 2019, the scope of our engagement with Mr. Zakai was in an amount of approximately $64,310.

On November 12, 2019, the board of directors of our Company decided to grant Mr. Zakai options to purchase up to 66,667 shares of our Common Stock, with an exercise price of $0.45 per share. Such options shall vest over a period of 36 months commencing on January 3, 2019, according to the following schedule: (i) 22,222 options shall vest following 12 months as of the date of grant; (ii) 5,556 options shall vest following the lapse of each three months period thereafter.

Employment Agreement with Ronen Feiglin as VP Operations

On October 24, 2018, we entered into an employment agreement, or the VP Operations Employment Agreement, with Mr. Ronen Feiglin, pursuant to which Mr. Feiglin is employed by us as VP Operations. Mr. Feiglin is currently entitled to a monthly gross salary in the amount of NIS 29,000 (approximately $8,132), car leased by us and car allowance, cellular phone, 22 vacation days per year and other social benefits. In addition, in the event of Mr. Feiglin’s continuous engagement, we will grant Mr. Feiglin 100,000 options to purchase up to 100,000 of our shares of Common Stock, subject to our Equity Incentive Plan. Such options shall vest over a 36-month period following the date of grant, as follows: (i) 33,334 options shall vest following 12 months as of the date of grant; (ii) 8,333 options shall vest following the lapse of each three-month period thereafter. The VP Operations Employment Agreement provides for 30 days prior written notice.

Employment Agreement with Jonathan Henen as VP Sales

On September 12, 2018, we entered into an employment agreement with Mr. Jonathan Henen, or the VP Sales Employment Agreement, pursuant to which Mr. Henen is employed by us as VP Sales. Mr. Henen is currently entitled to a monthly gross salary in the amount of NIS 29,000 (approximately $8,132), car leased by us and car allowance, cellular phone, 22 vacation days per year and other social benefits. In addition, in the event of Mr. Henen’s continuous engagement, we will grant Mr. Henen 100,000 options to purchase up to 100,000 of our shares of Common Stock, subject to our Equity Incentive Plan. Such options shall vest over a 36 month period following the date of grant, as follows: (i) 33,334 options shall vest following 12 months as of the date of grant; (ii) 8,333 options shall vest following the lapse of each three month period thereafter. The VP Sales Employment Agreement provides for 30 days prior written notice.

Outstanding Equity Awards

The following table sets forth information concerning outstanding equity awards as of December 31, 2019, for each Named Executive Officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Dan Sztybel	41,667	58,333	-	0.45	2/01/2024
Dan Sztybel	50,000	250,000	-	0.45	31/3/2024
Ronen Feiglin	33,333	66,667	-	0.45	2/01/2024
Jonathan Henen	41,667	58,333	-	0.45	2/01/2024

Director Compensation

The following table sets out the compensation paid to directors for services rendered during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Prof. Benad Goldwasser	166,414	-	67,267	-	233,681
Doron Shorrer	-	-	16,146	-	16,146
Jacob Perry	-	-	16,146	-	16,146
Vered Raz-Avayo	-	-	16,146	-	16,146

Employment Agreements

Except for the following agreements, we do not have any written agreements with any of non-officer directors.

Corporate Advisory Consulting Agreement with Goldmed Ltd.

On August 30, 2017, we entered into a corporate advisory consulting agreement, or the Goldmed Agreement, with Goldmed Ltd., a company wholly owned by Prof. Benad Goldwasser, who currently serves as our active chairman of the board of directors. Pursuant to the Goldmed Agreement, Prof. Goldwasser provides us with services since May 1, 2018. Under the terms of the Goldmed Agreement, Prof. Goldwasser is entitled to a monthly fee in the amount of $5,000 until we raise $1 million, and to a monthly fee in the amount of $10,000 after we raise more than $2 million. The Goldmed Agreement will continue to be in effect unless terminated by either party by providing a 90-day prior written notice.

In addition, Prof. Goldwasser was granted options to purchase up to 66,667 shares of our Common Stock, with an exercise price of $0.45 per share. The options vest quarterly over a period of 36 months and will be accelerated in full if we terminate the Goldmed Agreement for no cause prior to the end of the vesting period. Also, Prof. Goldwasser is entitled to a monthly retainer in the amount of $2,000 for his services as a member of the board of directors of our wholly owned Israeli subsidiary.

On January 3, 2019, we updated the terms and conditions of the Goldmed Agreement, which now provides that Prof. Goldwasser is entitled to a monthly fee in the amount of $10,000 and a monthly car allowance of $2,000, which will be triggered when our Company raises $1 million, and of which will commence on the date Prof. Goldwasser was elected to serve as a member of the board of directors of our Company. The fee is included in the fees payable to Prof. Goldwasser as a director.

On April 29, 2018, our Company issued to Prof. Goldwasser 200,000 warrants to purchase 200,000 shares of Common Stock of our Company for a purchase price of $0.30 per warrant. The warrants are exercisable at any time prior to April 28, 2020.

On November 12, 2019, the board of directors of our Company decided to grant Prof. Goldwasser options to purchase up to 100,000 shares of our Common Stock, with an exercise price of $0.45 per share. The options vest quarterly over a period of 36 months.

In addition, we have entered into indemnification agreements with each of our directors and officers, including our non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of December 31, 2019 of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person (or group of affiliated persons) known to us who owns more than 5% of our outstanding Common Stock.

The beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. For purposes of the table below, we deem shares of Common Stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2019, if any, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares of Common Stock beneficially owned is based on 10,209,487 shares of Common Stock outstanding as of December 31, 2019.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o Save Foods, Inc., Habarzel 7, Tel Aviv, Israel 6971011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Holders of more than 5% of our voting securities:
Nir Ecology Ltd.	Common Stock	699,211	(1)	7%

Directors and executive officers who are not 5% holders:
Prof. Benad Goldwasser	Common Stock	466,667	(2)	5%
Dan Sztybel	Common Stock	113,890	(3)	1%
Shlomo Zakai	Common Stock	22,222		*
Doron Shorrer	Common Stock	103,505	(4)	1%
Jacob Perry	Common Stock	11,111		*
Vered Raz-Avayo	Common Stock	11,111		*

Directors and executive officers as a group (6 persons)	Common Stock	728,506		6.9%

*	Indicates beneficial ownership of less than 1% of total Common Stock outstanding.

(1)	Consists of 699,211 shares of Common Stock.

(2)	Consists of 200,000 shares of Common Stock and options and warrants to purchase 266,667 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of December 31, 2019.

(3)	Consists of 22,223 shares of Common Stock and options to purchase 91,667 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of December 31, 2019.

(4)	Consists of 92,393 shares of Common Stock and options to purchase 11,111 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of December 31, 2019.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following is a description of transactions since January 1, 2018, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Loan Agreement with Nimrod Ben Yehuda

On February 26, 2019, we entered into a loan agreement, or the Loan Agreement, with Mr. Nimrod Ben Yehuda, our founder and former director of Nir Ecology, a company wholly owned by Mr. Ben Yehuda, pursuant to which we extended Nir Ecology with a loan in an aggregate amount of NIS 50,000 (approximately $14,021). The loan amount bears interest at an annual compounded rate of four percent (4%) from the date the loan was actually provided and until the repayment date.

On March 18, 2019, we entered into a settlement agreement in connection with the Loan Agreement, pursuant to which we agreed to pay Mr. Ben Yehuda NIS 50,000 plus VAT, or the Advancement, for the unpaid services he provided us during 2017 and 2018 in an amount of NIS 263,929, or the Debt. In addition, we agreed to pay to Mr. Ben Yehuda NIS 196,646 plus VAT for the payments which were paid to him for his services during 2017 and 2018. The balance of the Debt, following payment of the Advancement, is NIS 213,929 and shall be paid to Mr. Ben Yehuda in 12 monthly payments commencing on August 2021 as follows: 11 payments of NIS 18,000 plus VAT and the last payment in an amount of NIS 15,929 plus VAT. The Debt will not bear interest and will be repaid in whole or in part.

Corporate Advisory Consulting Agreement with Nir Ecology Ltd.

On August 30, 2017, we entered into a corporate advisory consulting agreement with Nir Ecology, or the Nir Ecology Agreement, pursuant to which, Mr. Ben Yehuda provides us with services since September 1, 2017. Pursuant to the terms of the Nir Ecology Agreement, Nir Ecology is entitled to a monthly fee in the amount of $3,000. The Nir Ecology Agreement remained in effect until August 31, 2019.

Indemnification of D&O

We have entered into indemnification agreements with each of our directors and officers, including our non-employee directors.

Policies and Procedures for Related Party Transactions

Our board of directors is responsible for approving all related party transactions. Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our related persons. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

None of our directors are currently classified as independent.

Item 14. Principal accounting fees and services

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Halperin Ilanit CPA, an independent registered public accounting firm, for each of the last two fiscal years ended December 31, 2019 and 2018:

Services	2019	2018
Audit fees	$26,000	$27,655
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$26,000	$27,655

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.

Audit Committee Administration of Engagement

We have not established an audit committee and therefore do not have an audit committee pre-approval policy with respect to the engagement of an accountant for audit or non-audit services in place.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective as of June 12, 2019 (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on December 11, 2019)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
4.1*	Description of the Registrant’s Securities
10.1	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.2	Services Agreement by and between our Company and Dan Sztybel, dated October 10, 2018 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.3	Addendum No. 1 to Services Agreement by and between our Company and Dan Sztybel, dated March 28, 2019 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.4	Engagement Letter dated September 28, 2017, related to financial services rendered to our Company by Shlomo Zakai (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.5	Corporate Advisory Consulting Agreement by and between the Registrant and Goldmed Ltd., dated August 30, 2017 (incorporated by reference to Exhibit 10.5 to our Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on November 14, 2019)
21.1*	List of Subsidiaries
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVE FOODS, INC.

By:	/s/ Dan Sztybel
Name:	Dan Sztybel
Title:	Chief Executive Officer
Date:	March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Sztybel	Chief Executive Officer	March 30, 2020
Dan Sztybel	(Principal Executive Officer)

/s/ Shlomo Zakai	Chief Financial Officer	March 30, 2020
Shlomo Zakai	(Principal Financial Officer)

/s/ Benad Goldwasser	Chairman of the Board	March 30, 2020
Benad Goldwasser

/s/ Doron Shorrer	Director	March 30, 2020
Doron Shorrer

/s/ Jacob Perry	Director	March 30, 2020
Jacob Perry

/s/ Vered Raz-Avayo	Director	March 30, 2020
Vered Raz-Avayo

SAVE FOODS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

F-1

Save Foods, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAVE FOODS, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Save Foods, Inc and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2019, the Company has incurred accumulated deficit of $10,684,508 and negative operating cash flows. These factor among others, as discussed in Note 1B to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 30, 2020

We have served as the Company’s auditor since 2018

SAVE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	290,815	439,806
Restricted cash (Note 2D)	38,194	-
Accounts receivable, net	64,003	135,297
Inventories	16,302	38,085
Other current assets (Note 3)	15,300	63,492
Total Current assets	424,614	676,680

Right Of Use asset arising from operating lease	48,982	-

Property and Equipment, Net (note 4)	81,119	85,143

Funds in Respect of Employee Rights Upon Retirement	109,955	97,388
Total assets	664,670	859,211

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Short-term loan from banking institution	7,230	23,145
Accounts payable	235,864	196,551
Other accounts liabilities (Note 5)	380,732	264,002
Total current liabilities	623,826	483,698
Convertible Loans (notes 6C)	285,917	-
Long term from banking institution (note 7)	14,955	37,926

Liability for employee rights upon retirement	142,091	126,072

Total liabilities	1,066,789	647,696

Stockholders’ Equity (Deficit) (Note 10)
Common stocks of US$ 0.0001 par value each (“Common Stocks”): 495,000,000 shares authorized as of December 31, 2019 and 2018; issued and outstanding 10,209,487 and 9,228,339 shares as of December 31, 2019 and 2018, respectively.	1,021	923
Preferred stocks of US$ 0.0001 par value (“Preferred stocks”): 5,000,000 shares authorized as of December 31, 2019 and 2018; issued and outstanding 0 shares as of December 31, 2019 and 2018.	-	-
Additional paid-in capital	10,328,696	8,851,670
Proceeds on account of shares	-	105,000
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(10,684,508)	(8,713,091)
	(381,066)	218,227
Non-controlling interests	(21,053)	(6,712)
Total stockholders’ equity (deficit)	(402,119)	211,515
Total liabilities and stockholders’ equity (deficit)	664,670	859,211

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2019	2018

Revenues from sales of products	175,823	426,591
Cost of sales (Note 11)	(144,548)	(111,091)
Gross profit (loss)	31,275	315,500
Research and development expenses (Note 12)	(615,623)	(357,077)
Selling and marketing expenses	(342,058)	(140,727)
General and administrative expenses (Note 13)	(1,004,899)	(336,355)
Operating loss	(1,931,305)	(518,659)
Financing income (expenses), net	(43,408)	49,804
Other income, net	-	23,870
Shares in losses of affiliated company	(15,690)	-
Net loss	(1,990,403)	(444,985)
Less: Net loss attributable to non-controlling interests	18,986	88,092
Net loss attributable to the Company	(1,971,417)	(356,893)

Loss per share (basic and diluted) (Note 15)	(0.20)	(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interest	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2018	605,090	61	7,160,809	13,636	-	(7,684,061)	(509,555)	(233,908)	(743,463)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2018:
Issuance of shares for cash	2,305,972	231	914,102	-	-	-	914,333	-	914,333
Issuance of shares for services	133,334	13	19,987	-	-	-	20,000	-	20,000
Transactions with non-controlling interests	1,924,845	192	(106,796)	-	-	-	(106,604)	343,885	237,281
Issuance of shares for Preferred Dividend	77,784	8	34,992	-	-	-	35,000	-	35,000
Proceeds on account of shares in yet issued	-	-	-	-	105,000	-	105,000	-	105,000
Stock based compensation	-	-	46,110	-	-	-	46,110	31,063	77,173
Comprehensive loss for the year	-	-	-	-	-	(356,893)	(356,893)	(88,092)	(444,985)
BALANCE AT DECEMBER 31, 2018	9,228,339	923	8,851,670	(26,275)	105,000	(8,713,091)	218,227	(6,712)	211,515
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2019:
Issuance of shares for cash	981,148	98	945,595	-	(105,000)	-	840,693	-	840,693
Value of warrant issued in convertible loans	-	-	97,406	-	-	-	97,406	-	97,406
Stock based compensation	-	-	434,025	-	-	-	434,025	4,645	438,670
Comprehensive loss for the year	-	-	-	-	-	(1,971,417)	(1,971,417)	(18,986)	(1,990,403)
BALANCE AT DECEMBER 31, 2019	10,209,487	1,021	10,328,696	(26,275)	-	(10,684,508)	(381,066)	(21,053)	(402,119)

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Year ended
	December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(1,990,403)	$(444,985)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	27,351	75,591
Gain from sales of Property and Equipment	-	(1,788)
Share in losses of affiliated company	15,690	-
Increase (decrease) in liability for employee rights upon retirement	16,019	(3,801)
Stock based compensation	438,670	97,173
Interest on convertible bonds and loans	6,147	(54,825)
Decrease (increase) in accounts receivable	71,294	4,123
Decrease (increase) in inventory	21,783	(23,117)
Decrease (increase) in other current assets	49,739	27,124
Increase (decrease) in accounts payable	39,313	41,295
Increase (decrease) in other accounts payable	59,625	(223,289)
Net cash used in operating activities	(1,244,772)	(506,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(7,567)	-
Short term deposits in banking institutions	(38,194)	-
Increase in funds in respect of employee rights upon retirement	(12,567)	2,536
Proceeds from sales of Property and Equipment	-	5,768
Purchase of Property and Equipment	(23,327)	(2,529)
Net cash used in investing activities	(81,655)	5,775
CASH FLOWS FROM FINANCING ACTIVITIES:
Credit from banking institution	-	(4,462)
Short-term loan from banking institute	-	(8,365)
Payments on secured promissory notes	-	(50,352)
Proceeds from convertible loans	379,000	-
Repayments of long-term loans from banking institutes	(42,257)	(18,942)
Changes in equity of non-consolidated subsidiary		-
Proceeds from stock issued for cash	840,693	914,333
Proceeds on account of shares	-	105,000
Repayments of loans from stockholders	-	(25,000)
Net cash provided by financing activities	1,177,436	912,212

INCREASE IN CASH AND CASH EQUIVALENTS	(148,991)	411,488

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	439,806	28,318

CASH AND CASH EQUIVALENTS AT END OF YEAR	$290,815	$439,806

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$836	$60,494
Non cash transactions:
Transactions with non-controlling interests (Conversion of Convertible Loans in subsidiary’s equity)	$-	$237,281
Issuance of shares against Accounts payable and loans	-	35,000
Issuance of warrants in convertible loans	97,406	-
Initial recognition of operating lease right-of-use assets	48,982	-
Initial recognition of operating lease liability	(48,982)	-

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	Operations

Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders all of the issued and outstanding shares of Save Foods Ltd (formerly Pimi Agro Cleantech Ltd.) (Hereinafter: “Save Foods Ltd”), including preferred and ordinary shares.

Save Foods Ltd was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and prolonging shelf life of fresh produce.

The Company’s common stock is quoted on the OTC, Pink Tier, under the symbol “SAFO”.

B.	Going concern uncertainty

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Save Foods Ltd. The development and commercialization of Save Foods Ltd’s products will require substantial expenditures. Save Foods Ltd and the Company have not yet generated sufficient revenues from their operations to fund the Group’s (as defined below) activities and are therefore dependent upon external sources for financing their operations. There can be no assurance that the Company will succeed in obtaining the necessary financing to continue its operations. As of December 31, 2019, the Company had $290,815 in cash, a negative working capital of $150,230 and an accumulated deficit of $10,684,508.

The Company will need to secure additional capital in the future in order to meet its anticipated liquidity needs primarily through the sale of additional Common Stock or other equity securities and/or debt financing. Funds from these sources may not be available to the Company on acceptable terms, if at all, and the Company cannot give assurance that it will be successful in securing such additional capital.

The Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company tries to cooperate with major fruit packing houses in Israel and abroad. As of balance sheet date, the Company had not signed any significant agreements.

These factors raise substantial doubt about Save Foods Ltd and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

C.	Risk factors

The Company and Save Foods Ltd (collectively, the “Group”) face a number of risks, including uncertainties regarding finalization of the development process, demand and market acceptance of the Group’s products, the effects of technological changes, competition and the development of products by competitors. Additionally, other risk factors also exist, such as the ability to manage growth and the effect of planned expansion of operations on the Group’s future results. In addition, the Group expects to continue incurring significant operating costs and losses in connection with the development of its products and increased marketing efforts. As mentioned above, the Group has not yet generated significant revenues from its operations to fund its activities, and therefore the continuance of its activities as a going concern depends on the receipt of additional funding from its current stockholders and investors or from third parties.

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the  going concern assumptions and convertible loans.

B.	Functional currency

A majority of the Group’s revenues is generated in dollars. In addition, most of the Group’s costs are denominated and determined in dollars and in new Israeli shekels. Management believes that the dollar is the currency in the primary economic environment in which the Group operates. Thus, the functional and reporting currency of the Group is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Save Foods Ltd. All significant intercompany balances and transactions have been eliminated on consolidation.

D.	Cash and cash equivalents, and Restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

Restricted cash as of December 31, 2019 included a NIS 132,000 ($38,194) collateral account for the Company’s corporate credit cards, loan and a stand-by letter of credit issued in favor of a landlord and is classified in current assets.

E.	Accounts receivables

Accounts receivables are stated at their net realizable value. The allowance against gross accounts receivables reflects the best estimate of losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2019, and 2018, an allowance for doubtful debts in the amount of $24,702 and $24,623, respectively, is reflected in net accounts receivables. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted.

F.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Operations and Comprehensive Loss.

2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Machines	10-15
Computers	33.3
Vehicle	15

G.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the year ended December 31, 2018, the Company incurred impairment losses in the amount of $36,700 attributed to a machine that the Company discontinued its use during the year. The impairment expenses was recorded in Research and Development expenses.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

H.	Deferred income taxes

The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred income taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal 2019 and 2018 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

I.	Liability for employee rights upon retirement

Save Foods Ltd’s liability for employee rights upon retirement with respect to its Israeli employees is calculated, pursuant to Israeli severance pay law, based on the most recent salary of each employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. Save Foods Ltd makes monthly deposits to insurance policies and severance pay funds. The liability of the Company is fully provided for.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits/losses.

Severance expenses for the years ended December 31, 2019 and 2018, amounted to $24,000 and $9,919, respectively.

J.	Revenue recognition

Revenues are recognized when delivery has occurred and there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured and no further obligations exist.

Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer.

K.	Research and development expenses

Research and development expenses are charged to operations as incurred.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

L.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Save Foods Ltd is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2019 amounted to $121,753.

As of December 31, 2019, and 2018, the Company did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

M.	Inventories

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products and products in process are determined on the average costs basis.

The Company regularly reviews its inventories for impairment and reserves are established when necessary.

N.	Basic and diluted loss per ordinary share

Basic loss per ordinary share is computed by dividing the loss for the period applicable to ordinary shareholders, by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the shares of common stock (such as the convertible preferred) are considered in the computation of basic loss per share under the two class method. However, in periods of net loss, only the convertible preferred shares are considered, since such shares have a contractual obligation to share in the losses of the Company.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered.

O.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

P.	Fair Value Measurements

The Company measures and discloses fair value in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date

Level 2 – pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Level 3 inputs are considered as the lowest priority within the fair value hierarchy.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. Additionally, the carrying value of all other short term monetary assets and liabilities are estimated to be equal to their fair value due to the short-term nature of these instruments.

Q.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and United States. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

As of December 31, 2018, the Company has an unutilized credit line of approximately $16,000 with an Israeli bank (zero for the year ended December 31, 2019).

R.	Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

S.	New Accounting Pronouncements Adopted in Fiscal Year 2019

Recently adopted accounting pronouncements

Update No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The adoption of the new guidance did not have a material impact on the consolidated statement of operations.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the consolidated statement of operations.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard and do not expect it to have a material impact on the Company.

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2019	2018

Prepaid expenses and advances to vendors	4,811	24,866
Government Institutions	10,489	18,615
Short term deposit	-	20,011
	15,300	63,492

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2019	2018

Computers	10,328	9,861
Furniture and office equipment	5,002	4,964
Machines	134,665	111,843
Vehicles	85,149	85,149
	235,144	211,817
Less - accumulated depreciation	(117,325)	(89,974)
Less – Impairment of long lived assets	(36,700)	(36,700)
Total property and equipment, net	81,119	85,143

In the years ended December 31, 2019 and 2018, depreciation was US$ 27,351 and US$ 38,891 respectively, and additional property and equipment were purchased in an amount of US$ 23,327 and US$ 2,529, respectively.

NOTE 5 – OTHER ACCOUNTS LIABILITIES

	December 31,
	2019	2018
	US Dollars	US Dollars

Employees and related institutions	135,901	110,267
Accrued expenses	184,616	153,735
Right Of Use liability arising from operating lease	52,093	-
Affiliated company (*)	8,122	-
	380,732	264,002

(*) On April 02, 2019, the Company signed a subscription agreement according to which the Company invested 10,000 Canadian Dollars in exchange for 62.5% of Savescann Solutions Inc.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE LOANS

A.	On July 25, 2018 the Company and the holder of convertible loans (the “Loans”) issued during 2010 with an outstanding balance of $56,393, entered into an Amendment no. 1 to the Note and Share Purchase Agreement according to which the Company paid the holder $25,000 for the remaining outstanding balance. As a result of this agreement the Company recorded for the year ended December 31, 2018, income of $29,314 on financial income (loss) expenses.

B.	In November 2014, Save Foods Ltd entered into a Convertible Bridge Loan Agreement (the “November Loan”) with a U.S Company (the “Investor”) in an amount of $200,000. The November Loans bears interest at a rate of 8% per annum, computed annually and are automatically converted into shares of the Company’s common stock, in the event of the consummation by the Company of a Qualified Financing (as defined in the agreement) of at least $3,000,000 (“Qualified Financing”) a price per share of $0.5684. In addition, the Company issued to the Investor warrants to purchase up to 351,865 shares of common stock of the Company, par value NIS0.01 per share at an exercise price of $0.5684 per share. The warrants are exercisable for a period of 5 years.

In the event of Qualified Financing, the November Loans shall be automatically converted into the same class of shares as shall be issued by the Company at the closing of the Qualified Financing, on the same terms and conditions and having the same rights and preferences as such shares issued in the Qualified Financing, provided however that in the event that prior to the repayment or conversion of the November Loan and within 90 days following thereto, the Company issues additional equity security at a price per share less than $0.5684, the conversion price shall be reduced to a price equal to such lower conversion price.

In an event on Non-Qualified Financing the Investors shall be entitled (but not required) to convert the outstanding November Loan amount into the same class of shares as shall be issued by the Company at the closing of the Non-Qualified Financing on the same terms and conditions and having the same rights and preferences as such shares issued in the Non-Qualified Financing, at a price per share of $0.5684, provided however that in the event that prior to the repayment or conversion of the November Loan and within 90 days following thereto, the Company issues additional equity security at a price per share less than $0.5684, the conversion price shall be reduced to a price equal to such lower conversion price.

In the event the November Loan shall not be converted the outstanding November Loan shall be automatically converted on the second anniversary, into the same class of shares as shall be issued by the Company at the most recent financing round, at a price per share of $0.5684.

In addition to the above, the agreements includes, among other, conditions according to which in the event of Deemed liquidation as defined in the agreement (which include, among other, merger or sale of substantially all of Company’s assets or shares, transfer of Company’s intellectual property, liquidation, dissolution etc.), the outstanding principal amount (and, if so elected by the Investors, the accrued interest) shall be repaid, in an amount which is the greater of (i) principal amount (and interest if so elected) as of the date of the event or (ii) the proceeds that would be allocated to the Investors of such of the most senior class of shares then existing would be converted at the conversion valuation.

Save Foods Ltd undertook to pay 10% of the Loans amount for consulting and fund raising services in the amount of $20,000. Save Foods Ltd has estimated the fair value of the warrants at a value of $157,988 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE LOANS (continue)

%
Dividend yield	0
Risk-free interest rate	3%
Expected term (years)	5
Volatility	84.8%
Share price	0.64
Exercise price	0.5684

In accordance with ASC 470-20 and since the November Loan provides settlement only in stock, the November Loan warrants were not considered embedded derivative and were classified to equity. The value of the warrants was recorded as interest expenses.

On August 4, 2016 Save Foods Ltd and the Investor entered into an Addendum No. 1 to the November Loan agreement according to which (i) the term of the loan extended for two additional years commencing on November 30,2016 and (ii) during the additional period the outstanding loan amount shall bear an annual interest of 1% and (ii) on November 30, 2018 the outstanding loan amount shall be automatically converted in the same class of shares as shall be issued by the Company at the closing of the most recent financing round, at a price per share of $0.5684. The other terms of the November Loan agreement were not changed.

As detailed above, the November loan provided the investor with rights to reduce the conversion price in the event the Company issues additional equity security at a price per share less than $0.5684, to such lower conversion price. On August 14, 2018 the Convertible Loan ($237,281) was fully converted to 1,189,845 ordinary shares of Save Foods Ltd (price per share of $0.2).

C.	In December 2019, the Company entered into a series of Convertible Loan Agreements (each a “CLA”) with third parties and certain existing shareholders (the “Lenders”), pursuant to which the Lenders agreed to provide the Company loans in the aggregate amount of $379,000 and in exchange the Company issued to the Lenders (i) convertible promissory notes (the “Notes”) and (ii) warrants with an exercise price of $1.20.

The Notes will bear interest at a rate of 5% per annum. The loan amount represented by the Notes will be repaid to the Lenders according to the following schedule: (i) the principal amount represented by the Notes will be repaid in twenty four equal monthly installments, commencing on the twenty fifth month following the closing of each CLA and (ii) the interest accrued on the loan amount will be paid in two bi-annual installments, commencing on the first anniversary of the first payment of the principal amount.

The outstanding loan amount will mature on the earlier of (i) the third anniversary of each CLA or (ii) a deemed liquidation event (as defined therein), and the Lenders may convert all or any portion of the Notes at any time prior to the one-year anniversary of each issuance into shares of Common Stock at a conversion price of US$1.20 per share.

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

As a result of the above issuances, the Company recorded in 2019 a total amount of US$97,406 in respect of the detachable warrants, as a credit to stockholders’ equity (additional paid in capital). The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.6%, a volatility factor of 54.00%, dividend yields of 0 % and an expected life of 3 years. During the year ended December 31, 2019, the Company recorded amortization expenses in the amounts of $2,744, in respect of the discounts recorded on the debentures.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 7 - LONG-TERM LOANS FROM BANKING INSTITUTIONS

A.	Composition

	Interest rate at December 31 2019	December 31,
	%	2019	2018

Long-term loans	2.25	22,185	60,802
Less current maturities		(7,230)	(22,876)
		14,955	37,926

B.	Maturity dates:

First year	7,230
Second year	7,395
Third year	7,560
22,185

NOTE 8 – COMMITMENT AND CONTINGENT LIABILITIES

A.	Save Foods Ltd is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Save Foods Ltd was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2013, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is NIS 484,429 (US$ 140,170), not including interest.

B.	The Company and its subsidiary currently lease office space at Kibbutz Alonim under a short-term operating lease agreement ends at December 31, 2020 with an option to extend the agreement with additional year ended at December 31, 2021. During the years 2019 and 2018, the Company paid an annual rent of $10,605 and $10,490, respectively under the above agreement.

In addition, the Company and Save Foods Ltd entered into a short term lease agreement for the period ended at May 31, 2019, with a shareholder for the lease of an office and related services for a monthly fee of NIS 5,000 (approximately $1,400).

On May 1, 2019 the Company and Save Foods Ltd entered into a lease agreement for its offices in Tel Aviv for the period ending December 31, 2020, for the lease of an office and management fees for a monthly fee of NIS 11,214 (approximately $3,150). After the balance sheet date the Company and the lessor agreed to ruminate the agreement as of April 30, 2020.

On September 1, 2017, the Company entered into a lease agreement for office space in New York, hereinafter the New York Lease. The New York Lease will expire on September 30, 2020, unless terminated earlier by either party by providing 30 days prior written notice to the other party. The New York Lease rent amount, $7,200, was fully paid for through an issuance of 720,000 shares of our Common Stock on November 5, 2017.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 8 – COMMITMENT AND CONTINGENT LIABILITIES (continue)

C.	In July 2011, Save Foods, Ltd. filed with the Commissioner of Patent of the Israeli Patent Office (the “Commissioner”) a claim stating its opposition to a patent application made by Xeda International S.A, (“Xeda”), which would have restricted Save Foods Ltd’s operations.

In June 2018, the Commissioner accepted Save Foods Ltd’s claims against Xeda’s patent application and, accordingly, rejected Xeda’s application. The Commissioner awarded Save Foods Ltd with expenses and legal fees in the aggregate amount of approximately NIS 165,000 (approximately $46,000)

In September 2018, Xeda filed an appeal with the District Court in Jerusalem (the “Court”), with respect to the Commissioner’s decision, and in January 2019, the Court dismissed Xeda’s appeal and awarded Save Foods Ltd expenses and legal fees in the aggregate amount of approximately NIS 50,000 (approximately $13,000).

In February 2019, Xeda filed a request to appeal the Court’s decision with the Israeli Supreme Court. In May 2019, the Israeli Supreme Court rejected Xeda’s request to appeal and awarded Save Foods Ltd. expenses and legal fees in the aggregate amount of NIS 8,000.

NOTE 9 – SHAREHOLDERS’ EQUITY

Description of the rights attached to the Shares in the Company:

Common stock:

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the stockholders of the Company’s common stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of the directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Transactions:

On January 24, 2018, the Company issued 333,335 shares of Common Stock of the Company $0.0001 par value, for total consideration of $50,000.

On January 24, 2018, the Company issued 66,667 shares of Common Stock of the Company $0.0001 par value to Nir Ecology Ltd. (a shareholder of the Company) on account of services rendered to the Company for a period of three and a half months. The Company evaluated the cost of the shares at $10,000.

In addition, the Company issued 66,667 shares of Common Stock of the Company $0.0001 par value to Omdan Consulting and Instructing Ltd., a company owned by Mr. Eitan Shmueli and his wife Mrs. Vivy Shmueli) for IT services rendered to the Company for a period of five months. The Company evaluated the cost of the shares at $10,000.

On April 29, 2018, the Company issued 200,000 shares of Common Stock of the Company $0.0001 par value, for total consideration of $30,000.

In August 2018, the Company issued 77,784 shares of Common Stock to several existing shareholders of the Company who were owed a sum of $35,000.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SHAREHOLDERS’ EQUITY (continue)

On August 16, 2018, the Company issued 1,924,845 shares of Common Stock to 19 Accredited Investors who held shares in the Subsidiary in exchange for 7,218,129 shares of the Subsidiary, at the rate of 0.267 shares of Common Stock of the company for 1 share of the Subsidiary. As a result of the exchange the Company increased its holdings in the Subsidiary to from approximately 60% to approximately 98%. The Company accounted the exchange as an equity transaction and therefore no gain or loss was recognized in the consolidated financial statements. The transaction was presented as an issuance of shares in exchange of subsidiary shares in the equity statement.

On August 20, 2018, the Company issued 1,124,453 shares of Common Stock of the Company to 13 investors, for total consideration of $506,000 reflecting a price of three cents for one share of Common Stock of the Company.

On September 4, 2018, the Company issued 177,779 shares of Common Stock of the Company $0.0001 par value, to two accredited investors for total consideration of $80,000.

On October 8, 2018, the Company issued 255,589 shares of Common Stock of the Company $0.0001 par value, to an accredited investor for total consideration of $115,000.

On November 5, 2018 the Company issued 133,334 shares of Common Stock of the Company $0.0001 par value, to an accredited investor for total consideration of $60,000.

On November 5, 2018 the Company issued 44,445 shares of Common Stock of the Company $0.0001 par value, to an accredited investor for total consideration of $40,000.

On November 12, 2018 the Company issued 37,037 shares of Common Stock of the Company $0.0001 par value, to an accredited investor for total consideration of $33,333.

During January 2019 the Company issued total of 133,337 shares of Common Stock of the Company $0.0001 par value, to accredited investors for total consideration of $120,000.

During February 2019 the Company issued total of 250,002 shares of Common Stock of the Company $0.0001 par value, to accredited investors for total consideration of $225,000.

During March 2019 the Company issued total of 111,112 shares of Common Stock of the Company $0.0001 par value, to accredited investor for total consideration of $100,000.

In addition, during March 2019 the Company issued 55,556 shares of Common Stock of the Company $0.0001 par value, to an accredited investor for total consideration of $50,000 and at the same time issued him 55,556 shares of Common Stock $0.0001 par value for total consideration of $66,666 and 55,556 warrants to purchase the company shares of Common Stock at an exercise price of 12 cents.

During June 2019, the Company issued total of 222,223 shares of Common Stock of the Company $0.0001 par value, to accredited investors for total consideration of $200,000. In addition, During June 2019 the Company issued 70,028 shares of Common Stock of the Company $0.0001 par value, to an accredited investor for total consideration of $84,034 and at the same time issued that accredited investor 70,028 warrants to purchase the company shares of Common Stock at an exercise price of 12 cents.

During August 2019, the Company signed a subscription agreement with an investor according to which the Company will issue total of 83,334 shares of Common Stock of the Company $0.0001 par value, to accredited investor for total consideration of $100,000. In addition, and at the same time issued that accredited investor 83,334 warrants to purchase the company shares of Common Stock at an exercise price of 12 cents.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SHAREHOLDERS’ EQUITY (continue)

Reverse stock split

On April 23, 2019, the Company amended and restated its Certificate of Incorporation to effect a 15 to 1 reverse stock split of the Company’s outstanding Common Stock.

As a result of the reverse stock split, which became effective on June 11, 2019, every 15 shares of the Company’s outstanding Common Stock prior to the effect of that amendment was combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The number of outstanding shares of the Company’s Common Stock and par value of the shares remained unchanged.

All share, stock option and per share information in these condensed consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

NOTE 10 – STOCK OPTIONS

On October 18, 2018, the Company adopted the 2018 Share Incentive Plan (the “2018 Equity Incentive Plan”), pursuant to which the Company’s Board of Directors is authorized to grant up to 1,333,333 options, exercisable into 1,333,333 shares of Common Stock of the Company. The purpose of the 2018 Equity Incentive Plan is to offer attract and retain the best available personnel, provide incentive to individuals who perform services for the Company and promote the success of the Company’s business.

On January 3, 2019, the Company granted of 566,669 options under the 2018 Equity Incentive Plan of which 66,667 options are vested quarterly over three years commencing May 15, 2018, 250,000 options are vested 1/3 after a year commencing October 1, 2018 and the remaining 2/3 are vested quarterly over additional two years, 100,002 options are vested quarterly over three years commencing October 1, 2018 and 150,000 options are vested 1/3 after a year commencing January 1, 2019 and the remaining 2/3 are vested quarterly over additional two years

On April, 2019, the Board of Directors of the Company approved the issuance of 200,000 options to purchase 200,000 Company’s Common Stock 0.0001 par value, to Mr.Dan Sztybel, under the Company’s 2018 Equity Incentive Plan. The options shall vest quarterly over three years, commencing April 1, 2019, and shall be exercisable for an exercise price of $0.45 per share. In addition, the Board of Directors of the Company approved the issuance of 100,000 options to purchase 100,000 Company’s Common Stock 0.0001 par value, to Mr. Dan Sztybel, subject to Save Foods Ltd’s obtainment of certain EPA and FDA approvals by the end of the second quarter of 2020. As of December 31, 2019, approximately $71,930 of unrecognized compensation costs are expected to be recognized upon receipt of the EPA and FDA, if and when received.

On November 12, 2019, the Board of Directors of the Company approved the grant of 316,669 options under the 2018 Equity Incentive Plan of which 200,002 options are vested quarterly over three years commencing January 3, 2019, 66,667 options are vested 1/3 after a year commencing January 3, 2019 and the remaining 2/3 are vested quarterly over additional two years, and 50,000 options are vested 1/3 after a year commencing October 1, 2019 and the remaining 2/3 are vested quarterly over additional two years.

In addition, the Board of Directors approved the agreement with a consultant, according to which the consultant would receive 20,000 fully vested options to purchase Company’s shares at exercise price of $0.9 per option for certain “closed” introduction made by the consultant in Chile. No options were granted under this agreement as of December 31, 2019.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 10 – STOCK OPTIONS (continue)

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2018	-	-
Granted (*)	416,669	0.45
Exercised	-	-
Forfeited or expired	-	-
Outstanding at January 1, 2019	416,669	0.45
Granted	766,669	0.45
Exercised	-	-
Forfeited or expired	(33,334)	0.45
Outstanding at December 31, 2019	1,150,004	0.45
Number of options exercisable at December 31, 2019	515,279	0.45

(*) Options that were granted on January 3, 2019 with vesting that commences before December 31, 2018.

The aggregate intrinsic value of the awards outstanding as of December 31, 2019 is US$517,502. These amounts represent the total intrinsic value, based on the Company’s stock price of US$ 0.9 as of December 31, 2019, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

	2019	2018
Dividend yield	0	0
Expected volatility (%) (*)	54%	90%
Risk-free interest rate (%) (**)	1.56%-2.39%	2.37%
Expected term of options (years) (***)	5	5
Exercise price (US dollars)	0.45	0.45
Share price (US dollars)	0.9	0.9
Fair value (US dollars)	0.72	0.72

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company (agricultural chemical industry).

(**)	The risk-free interest rate represented the risk-free rate of US$ zero – coupon US Government Loans.

(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method” in accordance with SEC Staff Accounting Bulletin No. 110.

The total fair value estimation of the non-cash compensation of the grant at 2019 and 2018 was approximately $479,371 and $299,703, respectively. Costs incurred in respect of stock-based compensation for employees and directors, for the year ended December 31, 2019 and 2018 were $438,670 and $64,774, respectively.

As of December 31, 2019, there are 183,330 options available for future grants under the 2018 Equity Incentive Plan.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 11 – COST OF SALES

	Year ended December 31
	2019	2018

Salaries and related expenses	35,142	-
Share based compensation	14,531	-
Materials	69,390	98,617
Vehicle maintenance	8,455	-
Travel expenses	3,408	-
Transportation and storage	13,299	10,704
Other expenses	323	1,770
	144,548	111,091

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2019	2018

Salaries and related expenses	177,712	163,505
Share based compensation	75,998	13,554
Professional fees	178,854	32,505
Depreciation and amortization	20,544	60,795
Travel expenses	26,138	37,147
Vehicle maintenance	26,227	14,364
Rent and asset management	10,582	10,490
Laboratory and Field tests	73,968	8,759
Other expenses	25,600	15,958
	615,623	357,077

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2019	2018

Professional services	461,840	195,638
Share based compensation	283,910	39,406
Legal expenses	125,753	15,052
Insurance	54,367	49,610
Rent and office maintenance	38,080	12,680
Levies and tolls	8,601	17,523
Communications	1,910	4,788
Depreciation	2,133	1,658
Travel expenses	15,310	-
Other expenses	12,995	-
	1,004,899	336,355

NOTE 14 – INCOME TAX

US resident companies are taxed on their worldwide income for corporate income tax purposes at a statutory rate of 21% this reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. No further taxes are payable on this profit unless that profit is distributed. If certain conditions are met, income derived from foreign subsidiaries is tax exempt in the US under applicable tax treaties to avoid double taxation.

Taxable income of Israeli company was subject to tax at the rates as follows:

A.	On July 30, 2013, the Israeli parliament approved the Law for the Change in National Priorities (Legislative Amendments to Achieve Budgetary Goals for 2013 and 2014) – 2013 (hereinafter – the “Law for the Change in National Priorities”), which, among other things increased the standard Israeli corporate income tax rate from 25% to 26.5% effective as of January 1, 2014.

On January 4, 2016, the Israeli parliament passed the Law for Amendment of the Income Tax Ordinance No. 216, which, among other things reduced the standard Israeli corporate income tax rate from 26.5% to 25% effective as of January 2016.

In December 2016, the Israeli parliament passed the Economic Efficiency Law (Legislative Amendments to Achieve Budget Targets for the 2017 and 2018 Budget), which set a further reduction of corporate tax from 25% to 23%. The provisions of the law included a Temporary Order stipulate that the corporate tax rate in 2017 will be 24%. As a result, the corporate tax rate that will apply in 2017 will be 24% and the corporate tax rate that will take effect from 2018 onwards will be 23%

The Company and Save Foods Ltd has not received final tax assessments since its inception.

As of December 31, 2019, the Company and Save Foods Ltd has carry forward losses for tax purposes of approximately $900,000 and $8,700,000, respectively, which can be offset against future taxable income, if any.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 14 – INCOME TAX (continue)

B.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2019	2018
	US Dollars

Pretax loss	1,971,417	356,893
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	413,998	74,948
Non-deductible expenses	(2,278)	(1,539)
Stock-based compensation	(93,970)	(24,431)
Tax in respect of differences in corporate tax rates	26,688	3,208
Losses and timing differences in respect of which no deferred taxes were generated	(344,438)	(52,186)
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2019	2018
Composition of deferred tax assets:	US Dollars

Provision for employee related obligation	29,353	26,390
Non capital loss carry forwards	2,171,821	1,903,693
Valuation allowance	(2,201,174)	(1,930,083)
	-	-

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 15 – LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per ordinary share for the years ended December 31, 2019 and 2018, are as follows:

	Year ended December 31
	2019	2018
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to ordinary shareholders	9,967,838	6,666,291
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	1,150,004	416,669

(*) The effect of the inclusion of option and convertible loans in 2019 and 2018 is anti-dilutive.

NOTE 16 – RELATED PARTIES

A. Transactions and balances with related parties

	Year ended December 31
	2019	2018

General and administrative expenses:
Directors compensation	295,088	123,904
Salaries and fees to officers	358,370	62,871
	(*) 640,489	(*) 186,775
(*) share based compensation	272,077	49,406

Research and development expenses:
Salaries and fees to officers	116,692	(*) 95,454
(*) share based compensation	-	13,104

B. Balances with related parties and officers:

Other accounts payables	199,983	197,635

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 17 – SUBSEQUENT EVENTS

During January and March 2020 the Company received additional $135,000 on account of its CLA 2019 as detailed in note 6C above.

Subsequent to year end, the World Health Organization declared the spread of Coronavirus Disease (COVID-19) a worldwide pandemic. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 operations and financial results including but not limited to reduction is sales, difficulties in obtaining additional financing, or potential shortages of personnel. The Company believes it is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events occurred subsequent to year end and are still developing.

