Form 10-Q
period 2020-03-31
Save Foods Inc.
filed 2020-05-15
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 000-56100

SAVE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-468460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Habarzel 7
Tel Aviv, Israel	6971011
(Address of Principal Executive Offices)	(Zip Code)

+972 72 2116144
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2020, the registrant had 10,209,487shares of common stock, par value $0.0001, of the registrant issued and outstanding.

As used in this Quarterly Report and unless otherwise indicated, the terms “Save Foods,” “we,” “us,” “our,” or “our Company” refer to Save Foods, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Save Foods, Inc.

Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	sales of our products;
●	the size and growth of our product market;
●	our activity in the civilian market;
●	our manufacturing capabilities;
●	our entering into certain partnerships with third parties;
●	obtaining required regulatory approvals for sales or exports of our products;
●	our marketing plans;
●	our expectations regarding our short- and long-term capital requirements;
●	the effect of COVID-19 on our business;
●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and
●	information with respect to any other plans and strategies for our business.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on March 30, 2020) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

3

SAVE FOODS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

UNAUDITED

4

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

5

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

IN U.S. DOLLARS

SAVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Asse t s
Current Assets
Cash and cash equivalents	180,003	290,815
Restricted Cash	37,027	38,194
Accounts receivable, net	-	64,003
Inventories	11,267	16,302
Other current assets	26,159	15,300
Total Current assets	254,456	424,614

Right Of Use asset arising from operating lease	37,314	48,982

Property and Equipment, Net	73,703	81,119

Funds in Respect of Employee Rights Upon Retirement	109,871	109,955
Total assets	475,344	664,670

Liabilities and Shareholders’ Deficit
Current Liabilities
Short-term loan from banking institution	7,049	7,230
Accounts payable	219,145	235,864
Other accounts liabilities	392,148	380,732
Total current liabilities	618,342	623,826
Convertible Loans	403,011	285,917
Long term from banking institution	12,717	14,955
	142,357	142,142
Liability for employee rights upon retirement	142,357	142,091

Total liabilities	1,176,427	1,066,789

Stockholders’ Deficit
Common stocks of US$ 0.0001 par value each (“Common Stocks”): 495,000,000 shares authorized as of March 31, 2020 and December 31, 2019; issued and outstanding 10,209,487 shares as of March 31, 2020 and December 31, 2019.	1,021	1,021
Preferred stocks of US$ 0.0001 par value (“Preferred stocks”): 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019; issued and outstanding 0 shares as of March 31, 2020 and December 31, 2019.	-	-
Additional paid-in capital	10,398,420	10,328,696
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(11,050,155)	(10,684,508)
	(676,989)	(381,066)
Non-controlling interests	(24,094)	(21,053)
Total stockholders’ deficit	(701,083)	(402,119)
Total liabilities and stockholders’ deficit	475,344	664,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2020	2019
	(Unaudited)

Revenues from sales of products	63,566	129,733
Cost of sales	(20,775)	(34,041)
Gross profit	42,791	95,692
Research and development expenses	(157,636)	(131,826)
Selling and marketing expenses	(28,937)	(146,562)
General and administrative expenses	(218,079)	(163,148)
Operating loss	(361,861)	(345,844)
Financing expenses, net	(7,202)	(13,502)
Net loss	(369,063)	(359,346)
Less: Net loss attributable to non-controlling interests	3,416	3,584
Net loss attributable to the Company	(365,647)	(355,762)

Loss per share (basic and diluted)	(0.04)	(0.04)

Basic and diluted weighted average number of shares of common stock outstanding	10,209,487	9,521,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2018	9,228,339	923	8,851,670	(26,275)	105,000	(8,713,091)	218,227	(6,712)	211,515
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2019:
Issuance of shares for cash	605,563	61	561,606		(105,000)		456,667	-	456,667
Stock based compensation			67,235				67,235	720	67,955
Comprehensive loss for three month ended March 31, 2019						(355,762)	(355,762)	(3,584)	(359,346)
BALANCE AT MARCH 31, 2019 (Unaudited)	9,833,902	984	9,480,511	(26,275)	-	(9,068,853)	386,367	(9,576)	376,791

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2019	10,209,487	1,021	10,328,696	(26,275)	-	(10,684,508)	(381,066)	(21,053)	(402,119)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Value of warrant issued in convertible loans			34,696				34,696		34,696
Stock based compensation			35,028				35,028	375	35,403
Comprehensive loss for three month ended March 31, 2020						(365,647)	(365,647)	(3,416)	(369,063)
BALANCE AT MARCH 31, 2020 (Unaudited)	10,209,487	1,021	10,398,420	(26,275)	-	(11,050,155)	(676,989)	(24,094)	(701,083)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Three months ended
	March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(369,063)	(359,346)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	19,084	3,757
Increase in liability for employee rights upon retirement	266	6,021
Stock based compensation	35,403	67,955
Interest on convertible loans	17,325	1,011
Decrease (increase) in accounts receivable	64,003	(27,211)
Decrease in inventory	5,035	12,441
Increase in other current assets	(10,859)	(20,377)
Decrease in accounts payable	(16,719)	(50,669)
Increase in other accounts payable	21,889	39,524
Net cash used in operating activities	(233,636)	(326,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in funds in respect of employee rights upon retirement	84	(4,484)
Net cash provided by (used in) investing activities	84	(4,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured promissory notes	135,000	-
Repayments of right to use asset arising from operating lease	(10,473)	-
Repayments of long term banking institute	(1,787)	(5,795)
Proceeds from stock issued for cash	-	456,667
Net cash provided by financing activities	122,740	450,872

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110,812)	119,494

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290,815	439,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	180,003	559,300

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares in exchange for proceeds received in prior periods	-	105,000
Issuance of warrants in convertible loans	34,696	-

The accompanying notes are an integral part of the condensed consolidated financial statement

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Save Foods Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders all of the issued and outstanding shares of Save Foods Ltd (formerly Pimi Agro Cleantech Ltd). (hereinafter: “Save Foods Israel”), including preferred and ordinary shares.

Save Foods Israel was incorporated in 2004 and commenced its operations in 2005. Save Foods Israel develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and prolonging shelf life of fresh produce.

In February 2010, the Company’s shares of common stock began quotation on the OTC Bulletin Board under the symbol “PIMZ.OB”. As of the date of the financial statements the Company’s shares of common stock are quoted on the OTC Pink under the symbol “SAFO”.

Going Concern

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Save Foods Israel. The development and commercialization of Save Foods Israel’s products will require substantial expenditures. Save Foods Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities and are therefore dependent upon external sources for financing their operations. There can be no assurance that Save Foods Israel and the Company will succeed in obtaining the necessary financing to continue their operations. As of March 31, 2020, the Company had $180,003 in cash, a negative working capital of $363,886 and an accumulated deficit of $11,050,155.

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

These factors raise substantial doubt about Save Foods Israel and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the United States and around the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its 2020 operations and financial results including but not limited to reduction in sales, difficulties in obtaining additional financing, or potential shortages of personnel. The Company believes it is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events occurred subsequent to year end and are still developing.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ Alternative Reporting System, for the year ended December 31, 2019

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions and convertible loans.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Recent Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

NOTE 3 – CONVERTIBLE LOANS

In December 2019, the Company entered into a series of Convertible Loan Agreements (each a “CLA”) with third parties and certain existing shareholders (the “Lenders”), pursuant to which the Lenders agreed to provide the Company loans in the aggregate amount of $379,000 and in exchange the Company issued to the Lenders (i) convertible promissory notes (the “Notes”) and (ii) warrants with an exercise price of $1.20. In January and March 2020, the Company entered into two additional CLA agreements in the aggregate amount of $135,000, in the same terms.

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

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – CONVERTIBLE LOANS (continue)

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

As a result of the above issuances, the Company recorded in the periods ended March 31, 2020 and December 31, 2019 a total amounts of US$34,696 and US$97,406, respectively, in respect of the detachable warrants, as a credit to stockholders’ equity (additional paid in capital). The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.6%, a volatility factor of 54.00%, dividend yields of 0 % and an expected life of 3 years. During the periods ended March 31, 2020 and December 31, 2019, the Company recorded interest and amortization expenses in the amounts of $16,790 and $4,323, respectively, in respect of the discounts recorded on the debentures.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	1,150,004	0.45
Granted	-	0.45
Exercised	-	-
Forfeited or expired	(58,333)	0.45
Outstanding at March 31,2020	1,091,671	0.45
Number of options exercisable at March 31, 2020	625,002	-

The aggregate intrinsic value of the awards outstanding as of March 31, 2020 is US$491,252. These amounts represent the total intrinsic value, based on the Company’s stock price of US$ 0.9 as of March 31, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation for employees and directors, for the three months ended March 31, 2020 and 2019 were $35,403 and $67,955, respectively

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Three months ended March 31
	2020	2019

General and administrative expenses:
Directors compensation (*)	52,002	43,148
Salaries and fees to officers (*)	78,003	26,438
	130,005	69,586
(*) share based compensation	39,054	14,811

Research and development expenses:
Salaries and fees to officers	25,272	38,139
(*) share based compensation	-	4,387

B. Balances with related parties and officers:

	As of March 31,
	2020	2019
Other accounts payables	227,309	128,327

NOTE 6 – SUBSEQUENT EVENTS

On May 9, 2020, the Company entered into Securities Purchase Agreement with an existing shareholder (the “Investor”), pursuant to which the Company sold to the Investor for an aggregate amount of $100,000, 91,743 units at a price per unit of $1.09 (the “Units”), whereby each Unit consists of (i) one share of common stock of the Company and (ii) one warrants to purchase one share of Company’s common stock with an exercise price of $1.20 for a period of 36 months following the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Critical Accounting Policies

Please see Note 2 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on March 30, 2020) with respect to our Critical Accounting Policies and Estimates. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern Uncertainty

The development and commercialization of our product will require substantial expenditures. We have not yet generated any material revenues and have incurred substantial accumulated deficit and negative operating cash flows. We currently have no sources of recurring revenue and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Revenues.

Revenues for the three months ended March 31, 2020 were $63,566, a decrease of $66,167, or 51%, compared to total revenues of $129,733 for the three months ended March 31, 2019. The decrease is mainly a result of the Company’s efforts towards obtaining regulatory approval for its new products resulting in a temporary freeze of its sales in Israel and reductions in sales in the U.S.

We do not have backlogs or firm commitments from our clients for our products. Our sales might deteriorate if we fail to achieve clinical success or obtain regulatory approval of any of our products.

Cost of Revenues

Cost of revenues consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended March 31, 2020 was $20,775, an increase of $13,266, or 39%, compared to total cost of revenues of $34,041 for the three months ended March 31, 2019. The decrease is mainly a result of the decrease in salaries and related expenses.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended March 31, 2020 were $157,636, an increase of $25,810, or 20%, compared to total research and development expenses of $131,826 for the three months ended March 31, 2019. The increase is mainly attributable to the increase in professional fees and payroll and related expenses associated to research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended March 31, 2020 were $28,937, a decrease of $117,625, or 80%, compared to total selling and marketing expenses of $146,562 for the three months ended March 31, 2019. The decrease is mainly attributable to the decrease in payroll expenses and service providers used in relation to selling and marketing activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended March 31, 2020 were $218,079, an increase of $54,931, or 34%, compared to total general and administrative expenses of $163,148 for the three months ended March 31, 2019. The increase is mainly a result of the increase in professional expenses, and share based compensation to our service providers and directors.

Financing Expenses, Net

Financing expenses, net for the three months ended March 31, 2020 was $7,202, a decrease of $6,300 or 47% compared to total financing expenses of $13,502 for the three months ended March 31, 2019. The increase is mainly a result of currency exchange differences between the US Dollar and the New Israeli Shekel.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2020, we had cash of $180,003, as compared to $290,815 as of December 31, 2019. As of March 31, 2020, we had a negative working capital of $363,886, as compared to negative working capital of $199,212 as of December 31, 2019. The increase is mainly attributable to the increase in our net loss described above and payments to account payables, somewhat offset by share based compensation expenses and sales of our shares.

Net cash used in operating activities was $233,636 for the three months ended March 31, 2020, as compared to $326,894 for the three months ended March 31, 2019.

Net cash used in investing activities was $84 for the three months ended March 31, 2020, as compared to Net cash provided by $4,484 for the three months ended March 31, 2019. The increase is mainly attributable to employee rights upon termination.

Net cash provided by financing activities was $122,740 for the three months ended March 31, 2020, as compared to $450,872 for the three months ended March 31, 2019. The decrease is mainly the result of a decrease in equity financing and proceeds from convertible loans.

The spread of COVID-19 throughout the world may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations especially regarding its ability to obtain the necessary finance to continue the Company’s operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”). Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report. The risks described in the 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19, which originated in Wuhan, China, in December 2019, has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Based on guidelines provided by the Israeli Government, employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained closed since the middle of March 2020, and all of our employees currently work remotely. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing, and other functions.

The spread of an infectious disease, including COVID-19, may also result in the inability of our manufacturers to deliver components or finished products on a timely basis and may also result in the inability of our suppliers to deliver the parts required by our manufacturers to complete manufacturing of components or finished products. In addition, governments may divert spending from other budgeted resources as they seek to reduce and/or stop the spread of an infectious disease, such as COVID-19. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2020	SAVE FOODS INC.

	By:	/s/ Dan Sztybel
	Name:	Dan Sztybel
	Title:	Chief Executive Officer
Save Foods, Inc.

	By:	/s/ Shlomo Zakai
	Name:	Shlomo Zakai
	Title:	Chief Financial Officer
Save Foods, Inc.

