Form 10-Q
period 2020-06-30
Save Foods Inc.
filed 2020-08-11
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the registrant had 10,209,487 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of June 30, 2020 (unaudited), and December 31, 2019	5
Condensed Consolidated Statements of Comprehensive Loss for six months and three months ended June 30, 2020 and 2019 (unaudited)	6
Condensed Consolidated Statements of stockholders’ deficit for the period of six months ended June 30, 2020 (unaudited) and the year ended December 31, 2019	7
Condensed Consolidated Statements of cash flows for the six months ended June 30, 2020 and 2019 (unaudited)	8
Notes to unaudited condensed consolidated financial statements	9-15

SAVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	35,251	290,815
Restricted Cash	38,084	38,194
Accounts receivable, net	-	64,003
Inventories	11,267	16,302
Other current assets	50,903	15,300
T o t a l Current assets	135,505	424,614
Right Of Use asset arising from operating lease	37,878	48,982

Property and Equipment, Net	66,289	81,119

Funds in Respect of Employee Rights Upon Retirement	113,009	109,955
T o t a l assets	352,681	664,670

Liabilities and Shareholders’ Deficit
Current Liabilities
Short-term loan from banking institution	7,291	7,230
Accounts payable	180,432	235,864
Other accounts payable	419,371	380,732
T o t a l current liabilities	607,094	623,826
Convertible Loans	-	285,917
Long term from banking institution	11,237	14,955
Liability for employee rights upon retirement	146,423	142,091
T o t a l liabilities	764,754	1,066,789

Stockholders’ Deficit
Common stocks of US$ 0.0001 par value each (“Common Stocks”): 495,000,000 shares authorized as of June 30, 2020 and December 31, 2019; issued and outstanding 10,209,487 shares as of June 30, 2020 and December 31, 2019, respectively.	1,021	1,021
Preferred stocks of US$ 0.0001 par value (“Preferred stocks”): 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019; issued and outstanding 0 shares as of June 30, 2020 and December 31, 2019.	-	-
Additional paid-in capital	11,166,664	10,328,696
Proceeds on account of shares	100,000	-
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(11,627,200)	(10,684,508)
	(385,790)	(381,066)
Non-controlling interests	(26,283)	(21,053)
T o t a l stockholders’ deficit	(412,073)	(402,119)
T o t a l liabilities and stockholders’ deficit	352,681	664,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Revenues from sales of products	63,566	129,733	-	-
Cost of sales	(25,686)	(99,035)	(4,911)	(64,994)
Gross profit	37,880	30,698	(4,911)	(64,994)
Research and development expenses	(253,343)	(219,003)	(95,707)	(87,177)
Selling and marketing expenses	(36,748)	(258,161)	(7,811)	(111,599)
General and administrative expenses	(513,376)	(427,751)	(295,297)	(264,603)
Operating loss	(765,587)	(874,217)	(403,726)	(528,373)
Financing expenses, net	(200,351)	(21,318)	(193,149)	(7,816)
Share in losses of affiliated company	-	(6,382)	-	(6,382)
Gain on disposal of affiliated company	15,690	-	15,690	-
Net loss	(950,248)	(901,917)	(581,185)	(542,571)

Less: Net loss attributable to non-controlling interests	7,556	8,732	4,140	5,148
Net loss attributable to the Company	(942,692)	(893,185)	(577,045)	(537,423)

Loss per share (basic and diluted)	(0.09)	(0.09)	(0.06)	(0.05)

Basic and diluted weighted average number of shares of common stock outstanding	10,209,487	9,741,521	10,209,487	9,872,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company's stockholders' equity	Non-controlling interests	Total stockholders' deficit

BALANCE AT JANUARY 1, 2019	9,228,339	923	8,851,670	(26,275)	105,000	(8,713,091)	218,227	(6,712)	211,515
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2019:
Issuance of shares for cash	897,814	90	845,611	-	(105,000)	-	740,701	-	740,701
Stock based compensation	-	-	158,956	-	-	-	158,956	1,702	160,658
Comprehensive loss for six month ended June 30, 2019	-	-	-	-	-	(893,185)	(893,185)	(8,732)	(901,917)
BALANCE AT JUNE 30, 2019 (Unaudited)	10,126,153	1,013	9,856,237	(26,275)	-	(9,606,276)	224,699	(13,742)	210,957

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company's stockholders' equity	Non-controlling interests	Total stockholders' deficit

BALANCE AT January 1, 2020	10,209,487	1,021	10,328,696	(26,275)	-	(10,684,508)	(381,066)	(21,053)	(402,119)
CHANGES DURING THE PERIOD OF SIX MONTHS ENDED JUNE 30, 2020:
Receipts on account of shares	-	-	-	-	100,000	-	100,000	-	100,000
Stock based compensation	-	-	217,341	-	-	-	217,341	2,326	219,667
Conversion of convertible loans	-	-	620,627	-	-	-	620,627	-	620,627
Comprehensive loss for six month ended June 30, 2020	-	-	-	-	-	(942,692)	(942,692)	(7,556)	(950,248)
BALANCE AT JUNE 30, 2020 (Unaudited)	10,209,487	1,021	11,166,664	(26,275)	100,000	(11,627,200)	(385,790)	(26,283)	(412,073)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Six months ended
	June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(950,248)	(901,917)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	25,934	3,539
Share in losses of affiliated company	-	6,382
Gain on disposal of affiliated company	(15,690)	-
Increase in liability for employee rights upon retirement	4,332	9,153
Stock based compensation	219,667	160,658
Expenses on convertible loans	141,926	1,342
Conversion of convertible loans	57,793	-
Increase in accounts receivable	64,003	95,806
Decrease in inventory	5,035	38,085
Decrease (increase) in other current assets	(30,516)	211
Decrease in accounts payable	(55,428)	(21,639)
Increase in other accounts payable	64,193	13,702
Net cash used in operating activities	(468,999)	(594,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on (proceeds from) investment in unconsolidated entity	2,480	(7,567)
Short term deposits in banking institutions	-	(36,646)
Increase in funds in respect of employee rights upon retirement	(3,054)	(6,036)
Net cash used in investing activities	(574)	(50,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured promissory notes	135,000
Proceeds on account of shares	100,000	-
Repayments of right of use asset arising from operating lease	(17,435)	-
Repayments of long term banking institute	(3,556)	(38,520)
Proceeds from stock issued for cash	-	740,701
Net cash provided by financing activities	214,009	702,181

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(255,564)	57,254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290,815	439,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	35,251	497,060

Supplemental disclosure of cash flow information:
Non cash transactions:
Disposal of affiliated company	5,087	-
Issuance of warrants in convertible loans	34,696	-
Conversion of convertible loans	528,138	-

The accompanying notes are an integral part of the condensed consolidated financial statement

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Save Foods Inc. (the "Company") was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders all of the issued and outstanding shares of Save Foods Ltd. (formerly Pimi Agro Cleantech Ltd). ("Save Foods Israel"), including preferred and ordinary shares.

Save Foods Israel was incorporated in 2004 and commenced its operations in 2005. Save Foods Israel develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and prolonging shelf life of fresh produce.

In February 2010, the Company’s shares of common stock were initially quoted on the OTC Bulletin Board under the symbol “PIMZ.OB”. As of the date of these financial statements, the Company’s shares of common stock are quoted on the OTC Pink under the symbol “SAFO”.

Going Concern

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Save Foods Israel. The development and commercialization of Save Foods Israel’s products will require substantial expenditures. Save Foods Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities and are therefore dependent upon external sources for financing their operations. There can be no assurance that Save Foods Israel and the Company will succeed in obtaining the necessary financing to continue their operations. As of June 30, 2020, the Company had $35,251 in cash, a negative working capital of $471,589 and an accumulated deficit of $11,505,524.

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

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on published on the OTCIQ Alternative Reporting System, for the year ended December 31, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. The Company adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients for transition. The Company elected the package of practical expedients under the transition guidance which permits the Company not to reassess under the new standards our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under ASC 842. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. The Company also elected the practical expedient not to separate lease and non-lease components for all of our leases.

The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

NOTE 3 – CONVERTIBLE LOANS

In December 2019, the Company entered into a series of Convertible Loan Agreements (each a “CLA”) with third parties and certain existing shareholders (the “Lenders”), pursuant to which the Lenders agreed to provide the Company loans in the aggregate amount of $379,000 and in exchange the Company issued to the Lenders (i) convertible promissory notes (the “Notes”) and (ii) warrants with an exercise price of $1.20. In January and March 2020, the Company entered into two additional CLAs for an aggregate amount of $135,000, pursuant to the same terms.

According to the terms of the CLA, the Notes bore interest at a rate of 5% per annum and the loan amount represented by the Notes was to be repaid to the Lenders according to the following schedule: (i) the principal amount represented by the Notes to be repaid in twenty four equal monthly installments, commencing on the twenty fifth month following the closing of each CLA and (ii) the interest accrued on the loan amount to be paid in two bi-annual installments, commencing on the first anniversary of the first payment of the principal amount.

According to the terms of the CLA, the outstanding loan amount was to mature on the earlier of (i) the third anniversary of each CLA or (ii) a deemed liquidation event (as defined therein), and the Lenders may convert all or any portion of the Notes at any time prior to the one-year anniversary of each issuance into shares of Common Stock at a conversion price of US$1.20 per share.

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

As a result of the above issuances, the Company recorded in the periods ended March 31, 2020 and December 31, 2019, total amounts of US$34,696 and US$97,406, respectively, in respect of the detachable warrants, as a credit to stockholders' equity (additional paid in capital). The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.6%, a volatility factor of 54.00%, dividend yields of 0% and an expected life of 3 years.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – CONVERTIBLE LOANS (continue)

On June 24, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Lenders in connection with the sale and issuance of 485,318 units (“Units”), at a purchase price of US$1.09 per Unit. Each Unit consists of: (i) one share of the Company’s common stock par value US$0.0001 per share (the “Common Stock”) and (ii) one warrant to purchase one share of Common Stock with an exercise price of US$1.20 (the “Warrant”). In connection with the SPA, the Company issued to the Lenders an aggregate of 485,318 shares of Common Stock and Warrants to purchase an aggregate of 485,318 shares of Common Stock. The shares of Common Stock were issued on July 2, 2020.

Simultaneous with and conditioned upon the execution of the SPA, the Company and each of the Lenders agreed to effectively cancel the CLA and the equity securities issued thereunder. In connection therewith, each of the Lenders voluntarily waived any right to receive interest that accrued thereupon pursuant to the CLA.

The Company evaluated the transaction as an exchange of instruments and as a result of the above conversion, recorded a compensation expenses in a total amount of US$57,793, in the six months ended June 30, 2020, and as a credit to stockholders’ equity (additional paid in capital). The fair value of the additional shares granted in the conversion was calculated based on the Company’s share price as of the date of the conversion. The fair value of the additional warrants granted in the conversion was determined using the Black-Scholes pricing model, assuming a risk free rate of 0.21%, a volatility factor of 51.96%, dividend yields of 0% and an expected life of 2.45-2.71 years.

During the periods ended June 30, 2020 and December 31, 2019, the Company recorded net interest and amortization expenses in the amounts of $141,917 and $4,323, respectively, in respect of the discounts recorded on the CLAs.

NOTE 4 – COMMON STOCK

On May 9, 2019, the Company entered into a Securities Purchase Agreement with an existing shareholder (the “Investor”), pursuant to which the Company sold to the Investor for an aggregated amount of $100,000, 91,743 units at a price per unit of $1.09 (the "Units"), each Unit consists of (i) one share of common stock of the Company and (ii) one warrants to purchase one share of Company's common stock with an exercise price of $1.20 for a period of 36 months following the issuance date. The shares of common stock were issued after balance sheet date.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – STOCK OPTIONS

On June 23, 2020, the Company granted 148,000 options under the 2018 Equity Incentive Plan. The options shall vest quarterly over two years commencing June 23, 2020, whereby 12.50% of the shares covered by the options will vest on the three month anniversary of June 23, 2020, and 12.50% of the shares covered by the options at the end of each subsequent three month period thereafter over the course of the subsequent twenty-one months.

The following table presents the Company’s stock option activity for employees and directors of the Company for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	1,150,004	0.45
Granted	148,000	0.45
Exercised	-	-
Forfeited or expired	(150,000)	0.45
Outstanding at June 30,2020	1,148,004	0.45
Number of options exercisable at June 30, 2020	429,169	0.45

The aggregate intrinsic value of the awards outstanding as of June 30, 2020 is US$516,602. These amounts represent the total intrinsic value, based on the Company’s stock price of US$ 0.9 as of June 30, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation for employees and directors, for the six and three months ended June 30, 2020 were $85,864 and $54,256, respectively.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30
	2020	2019

General and administrative expenses:
Directors compensation (*)	228,136	125,855
Salaries and fees to officers (*)	135,339	70,687
	363,475	196,542
(*) share based compensation	199,199	75,579

Research and development expenses:
Salaries and fees to officers	25,272	57,433

B. Balances with related parties and officers:

	As of June 30,
	2020	2019

Other accounts payables	258,782	150,961

NOTE 7 – INVESTMENT IN SAVECANN SOLUTIONS INC

On April 2, 2019, the Company invested 10,000 Canadian Dollars for 20% of the outstanding shares of Savecann Solutions Inc. (“Savescann”) a newly formed company registered in Canada. Savecann intended to market the Company's solutions to the Cannabis market.

On April 21, 2020, the Company sold its entire holdings in Savecann for total consideration of 10,000 Canadian Dollars.

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2020, the Company granted 500,000 options to purchase its common stock under the 2018 Equity Incentive Plan. These options shall vest quarterly over two years commencing June 1, 2020, whereby 12.50% of the shares covered by the options will vest on the three month anniversary of June 1, 2020, and 12.50% of the shares covered by the options at the end of each subsequent three month period thereafter over the course of the subsequent twenty-one months.

On July 2, 2020, the Company issued 485,318 shares of common stock in respect of the conversion of convertible loans as detailed in note 3 above. In addition, on the same date, the Company issued 91,743 shares of common stock in respect of Security Purchase Agreement detailed in note 4 above.

During July 2020, the Company entered into Securities Purchase Agreements with existing shareholders (the “Investors”), pursuant to which the Company sold to the Investors for an aggregate amount of $75,000, 68,808 units at a price per unit of $1.09 (the "Units"), each Unit consists of (i) one share of common stock of the Company and (ii) one warrant to purchase one share of Company's common stock with an exercise price of $1.20 for a period of 36 months following the issuance date.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

Revenues.

We had no revenues for the three months ended June 30, 2020 or for the three months ended June 30, 2019.

We do not have backlogs or firm commitments from our clients for our products. Our sales might deteriorate if we fail to achieve clinical success or obtain regulatory approval of any of our products.

Cost of Revenues

Cost of revenues consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended June 30, 2020 was $4,911, a decrease of $60,083, or 92%, compared to total cost of revenues of $64,994 for the three months ended June 30, 2019. The decrease is mainly a result of the decrease in sales.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended June 30, 2020 were $95,707, an increase of $8,530, or 10%, compared to total research and development expenses of $87,177 for the three months ended June 30, 2019. The increase is mainly attributable to the increase in lab tests and materials purchased for purposes of our research and development activities, professional fees and share based compensation offset partially by a decrease in payroll and related expenses associated to research and development expenses due to COVID 19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended June 30, 2020 were $7,811, a decrease of $103,788, or 93%, compared to total selling and marketing expenses of $111,599 for the three months ended June 30, 2019. The decrease is mainly attributable to the decrease in payroll expenses and service providers used in relation to selling and marketing activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended June 30, 2020 were $295,297, an increase of $30,694, or 12%, compared to total general and administrative expenses of $264,603 for the three months ended June 30, 2019. The increase is mainly a result of the increase in share based compensation to our service providers and directors offset partially by a decrease in professional fees.

Financing Expenses, Net

Financing expenses, net for the three months ended June 30, 2020 was $193,149, an increase of $185,333, or 2371%, compared to total financing expenses of $7,816 for the three months ended June 30, 2019. The increase is mainly a result of compensation expenses related to the exchange of our Convertible Loans as described in note 3 to the financial statements as well as interest and amortization expenses related to the Convertible Loans.

Comparison of the six months ended June 30, 2020 and 2019

Revenues

Revenues for the six months ended June 30, 2020 were $63,566, a decrease of $66,167, or 51%, compared to total revenues of $129,733 for the six months ended June 30, 2019. The decrease is mainly a result of the Company’s efforts towards obtaining regulatory approval for its new products resulting in a temporary freeze of its sales in Israel and reductions in sales in the U.S.

We do not have backlogs or firm commitments from our clients for our products. Our sales might deteriorate if we fail to achieve clinical success or obtain regulatory approval of any of our products.

Cost of Revenues

Cost of revenues consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the six months ended June 30, 2020 was $25,686, a decrease of $73,349, or 74%, compared to total cost of revenues of $99,035 for the six months ended June 30, 2019. The decrease is mainly a result of the decrease in salaries and related expenses.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the six months ended June 30, 2020 were $253,343, an increase of $34,340, or 16%, compared to total research and development expenses of $219,003 for the six months ended June 30, 2019. The increase is mainly attributable to an increase in lab tests and materials purchased for our research and development activities, professional fees and share based compensation offset partially by decrease in payroll and related expenses associated to research and development expenses due to COVID 19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the six months ended June 30, 2020 were $36,748, a decrease of $221,413, or 86%, compared to total selling and marketing expenses of $258,161 for the six months ended June 30, 2019. The decrease is mainly attributable to the decrease in payroll expenses and service providers used in relation to selling and marketing activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the six months ended June 30, 2020 were $513,376, an increase of $85,625, or 20%, compared to total general and administrative expenses of $427,751 for the six months ended June 30, 2019. The increase is mainly a result of the increase in share based compensation to our service providers and directors offset partially by decrease in professional fees.

Financing Expenses, Net

Financing expenses, net for the six months ended June 30, 2020 was $200,351, a decrease of $179,033, or 840%, compared to total financing expenses of $21,318 for the six months ended June 30, 2019. The increase is mainly a result of compensation expenses related to the exchange of our Convertible Loans as described in note 3 to the financial statements as well as interest and amortization expenses related to the Convertible Loans.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2020, we had cash of $35,251, as compared to $290,815 as of December 31, 2019. As of June 30, 2020, we had a negative working capital of $471,589, as compared to negative working capital of $199,212 as of December 31, 2019. The decrease in our cash balance is mainly attributable to our net loss described above and payments to account payables, somewhat offset by share based compensation expenses and equity financing.

Net cash used in operating activities was $468,999 for the six months ended June 30, 2020, as compared to $594,678 for the six months ended June 30, 2019.

Net cash used in investing activities was $574 for the six months ended June 30, 2020, as compared to $50,249 for the six months ended June 30, 2019.

Net cash provided by financing activities was $214,009 for the six months ended June 30, 2020, as compared to $702,181 for the six months ended June 30, 2019. The decrease is mainly the result of a decrease in equity financing and proceeds from convertible loans.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2020.

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

The outbreak of COVID-19, which originated in Wuhan, China, in late 2019, has since spread across the globe, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

10.1	Form of Securities Purchase Agreement, dated June 24, 2020, by and among Save Foods, Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2020)

10.2	Form of Warrant, by and between Save Foods, Inc. and those certain investors that are a party to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2020	SAVE FOODS INC.

	By:	/s/ Dan Sztybel
	Name:	Dan Sztybel
	Title:	Chief Executive Officer
Save Foods, Inc.

	By:	/s/ Shlomo Zakai
	Name:	Shlomo Zakai
	Title:	Chief Financial Officer
Save Foods, Inc.

