Form 10-Q
period 2020-09-30
Save Foods Inc.
filed 2020-11-12
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-56100

SAVE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-468460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Raoul Wallenberg 20
Tel Aviv, Israel	6971011
(Address of Principal Executive Offices)	(Zip Code)

+972 544 561349
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

As of November 10, 2020, the registrant had 11,202,146 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on March 30, 2020) (“2019 Annual Report”) entitled “Risk Factors” as well as in our other public filings.

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

3

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of September 30, 2020 (unaudited), and December 31, 2019	6
Condensed Consolidated Statements of Comprehensive Loss for the nine months and three months ended September 30, 2020 and 2019 (unaudited)	7
Condensed Consolidated Statements of stockholders’ deficit for the nine months ended September 30, 2020 (unaudited) and the year ended December 31, 2019	8
Condensed Consolidated Statements of cash flows for the nine months ended September 30, 2020 and 2019 (unaudited)	9
Notes to unaudited condensed consolidated financial statements	10 - 19

SAVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
A s s e t s
Current Assets
Cash and cash equivalents	310,571	290,815
Restricted cash	38,361	38,194
Accounts receivable, net	-	64,003
Inventories	11,267	16,302
Other current assets	34,098	15,300
T o t a l Current assets	394,297	424,614
Right-of-Use Asset Arising from Operating Lease	17,168	48,982

Property and Equipment, Net	58,885	81,119

Funds in Respect of Employee Rights Upon Retirement	113,009	109,955
T o t a l Assets	583,359	664,670

Liabilities and Shareholders’ Deficit
Current Liabilities
Short-term loan from banking institution	7,385	7,230
Current maturities of convertible loans (Note 3)	31,250	-
Accounts payable	209,917	235,864
Other accounts payable	455,676	380,732
T o t a l Current Liabilities	704,228	623,826
Fair Value of Convertible Component in Convertible Loans (Note 3)	18,692	-
Convertible Loans (Note 3)	75,250	285,917
Long term from Banking Institution	9,454	14,955
Liability for Employee Rights Upon Retirement	146,665	142,091
T o t a l Liabilities	954,289	1,066,789

Stockholders’ Deficit
Common stock par value $0.0001 per share (the “Common Stock”): 495,000,000 shares authorized as of September 30, 2020 and December 31, 2019; issued and outstanding 11,202,146 and 10,209,487 shares as of September 30, 2020 and December 31, 2019, respectively.	1,120	1,021
Preferred stock par value $ 0.0001 per share (“Preferred Stock”): 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019; issued and outstanding 0 shares as of September 30, 2020 and December 31, 2019.	-	-
Additional paid-in capital	11,743,602	10,328,696
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(12,061,100)	(10,684,508)
	(342,653)	(381,066)
Non-Controlling Interests	(28,277)	(21,053)
T o t a l Stockholders’ Deficit	(370,930)	(402,119)
T o t a l Liabilities and Stockholders’ Deficit	583,359	664,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues from sales of products	63,566	129,733	-	-
Cost of sales	(25,686)	(99,035)	-	-
Gross profit	37,880	30,698	-	-
Research and development expenses	(340,808)	(371,407)	(87,465)	(152,404)
Selling and marketing expenses	(43,482)	(378,610)	(6,734)	(120,449)
General and administrative expenses	(851,262)	(659,629)	(337,886)	(231,878)
Operating loss	(1,197,672)	(1,378,948)	(432,085)	(504,731)
Financing expenses, net	(206,829)	(31,123)	(6,478)	(9,805)
Other income	881	-	881	-
Share in losses of affiliated company	-	(10,850)	-	(4,468)
Gain on disposal of affiliated company	15,690	-	-	-
Net loss	(1,387,930)	(1,420,921)	(437,682)	(519,004)

Less: Net loss attributable to non-controlling interests	11,338	13,489	3,782	4,757
Net loss attributable to the Company	(1,376,592)	(1,407,432)	(433,900)	(514,247)

Loss per share (basic and diluted)	(0.13)	(0.14)	(0.04)	(0.05)

Basic and diluted weighted average number of shares of Common Stock outstanding	10,442,832	9,886,403	10,904,449	10,171,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFECIT

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2019	9,228,339	923	8,851,670	(26,275)	105,000	(8,713,091)	218,227	(6,712)	211,515
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2019:
Issuance of shares for cash	981,148	98	945,595	-	(105,000)	-	840,693	-	840,693
Stock based compensation	-	-	240,871	-	-	-	240,871	2,579	243,450
Comprehensive loss for the nine months ended September 30, 2019	-	-	-	-	-	(1,407,432)	(1,407,432)	(13,489)	(1,420,921)
BALANCE AT SEPTEMBER 30, 2019 (Unaudited)	10,209,487	1,021	10,038,136	(26,275)	-	(10,120,523)	(107,641)	(17,622)	(125,263)

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2019	10,209,487	1,021	10,328,696	(26,275)	-	(10,684,508)	(381,066)	(21,053)	(402,119)
CHANGES DURING THE PERIOD OF NINE MONTHS ENDED SEPTEMBER 30, 2020:
Issuance of shares for cash	321,102	32	349,968	-	-	-	350,000	-	350,000
Conversion of convertible loans	471,557	47	620,580	-	-	-	620,627	-	620,627
Exercise of warrants	200,000	20	59,980	-	-	-	60,000	-	60,000
Stock based compensation	-	-	384,378	-	-	-	384,378	4,114	388,492
Comprehensive loss for the nine months ended September 30, 2020	-	-	-	-	-	(1,376,592)	(1,376,592)	(11,338)	(1,387,930)
BALANCE AT SEPTEMBER 30, 2020 (Unaudited)	11,202,146	1,120	11,743,602	(26,275)	-	(12,061,100)	(342,653)	(28,277)	(370,930)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except)

	Nine months ended
	September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(1,387,930)	(1,420,921)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	42,458	12,410
Share in losses of affiliated company	-	10,851
Gain on disposal of affiliated company	(15,690)	-
Increase in liability for employee rights upon retirement	4,574	15,875
Stock based compensation	388,492	243,450
Expenses on convertible loans	141,981	1,370
Conversion of convertible loans	57,793	-
Increase in accounts receivable	64,003	135,297
Decrease in inventory	5,035	38,085
Decrease (increase) in other current assets	(16,094)	8,210
Increase (decrease) in accounts payable	(25,947)	57,615
Increase in other accounts payable	121,928	17,978
Net cash used in operating activities	(619,397)	(879,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on (proceeds from) investment in unconsolidated entity	4,863	(7,567)
Short term deposits in banking institutions	-	(37,909)
Purchase of property and equipment	-	(4,919)
Increase in funds in respect of employee rights upon retirement	(3,054)	(10,670)
Net cash used in investing activities	1,809	(61,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured promissory notes	135,000	-
Convertible loans	125,000	-
Repayments of right of use asset arising from operating lease	(27,272)	-
Repayments of long-term banking institute	(5,384)	(40,227)
Exercise of warrants	60,000	-
Proceeds from stock issued for cash	350,000	840,693
Net cash provided by financing activities	637,344	800,466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,756	(140,379)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290,815	439,806
CASH AND CASH EQUIVALENTS AT END OF PERIOD	310,571	229,427

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	316	1,082
Non-cash transactions:
Disposal of affiliated company	2,704	-
Termination of lease agreement	11,590
Issuance of warrants in convertible loans	53,388	-
Conversion of convertible loans	528,138	-

The accompanying notes are an integral part of the condensed consolidated financial statement

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders all the issued and outstanding shares of Save Foods Ltd. (formerly Pimi Agro Cleantech Ltd.) (“Save Foods Israel”), including preferred and ordinary shares (the Company and Save Foods Israel, collectively, the “Group”).

Save Foods Israel was incorporated in 2004 and commenced its operations in 2005. Save Foods Israel develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and prolonging shelf life of fresh produce.

In February 2010, the Company’s shares of Common Stock were initially quoted on the OTC Bulletin Board under the symbol “PIMZ.OB.” As of the date of these financial statements, the Company’s Common Stock quoted on the OTC Pink under the symbol “SAFO.”

Going Concern

Since its incorporation (April 1, 2009), the Company has not had any operations other than those carried out by Save Foods Israel. The development and commercialization of Save Foods Israel’s products will require substantial expenditures. Save Foods Israel and the Company have not yet generated sufficient revenues from their operations to fund the Group activities and are therefore dependent upon external sources for financing their operations. There can be no assurance that Save Foods Israel and the Company will succeed in obtaining the necessary financing to continue their operations. As of September 30, 2020, the Company had $310,571 in cash, a negative working capital of $309,931 and an accumulated deficit of $12,061,100.

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

The Company focuses its solutions towards vegetables and fruits which are considered the largest in terms of worldwide consumption. Among other things, the Company commenced cooperation with certain major fruit packing houses in Israel and abroad.

These factors raise substantial doubt about Save Foods Israel and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (SARS-CoV-2) to be a global pandemic (COVID-19), which continues to spread throughout the United States and around the world. The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. COVID-19 may impact various aspects of the Company’s operations and financial results during the year 2020, including, but not limited to, reduction is sales, difficulties in obtaining additional financing, or potential shortages of personnel. The Company believes it is taking appropriate actions to mitigate the negative impacts. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events occurred subsequent to year end and are still developing.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine months ended September 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report for the year ended December 31, 2019.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to the going concern assumptions, share based compensation and convertible loans.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases longer than twelve months and disclose key information about leasing arrangements. The Company adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients for transition. The Company elected the package of practical expedients under the transition guidance which permits the Company not to reassess under the new standards our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under Accounting Standards Codification (“ASC”) 842. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

NOTE 3 –  CONVERTIBLE LOANS

A.	In December 2019, the Company entered into a series of Convertible Loan Agreements (each a “CLA”) with third parties and certain existing shareholders (the “Lenders”), pursuant to which the Lenders agreed to provide the Company loans in the aggregate amount of $379,000 and in exchange the Company issued to the Lenders (i) convertible promissory notes (the “Notes”) and (ii) warrants with an exercise price of $1.20. In January and March 2020, the Company entered into two additional CLA agreements for an aggregate amount of $135,000, consisting of the same terms.

According to the terms of the CLA, the Notes bear interest at a rate of 5% per annum and the loan amount represented by the Notes is to be repaid to the Lenders according to the following schedule: (i) the principal amount represented by the Notes to be repaid in twenty four equal monthly installments, commencing on the twenty fifth month following the closing of each CLA, and (ii) the interest accrued on the loan amount to be paid in two bi-annual installments, commencing on the first anniversary of the first payment of the principal amount.

In addition, according to the terms of the CLA, the outstanding loan amount matures on the earlier of (i) the third anniversary of each CLA or (ii) a deemed liquidation event (as defined therein), and the Lenders may convert all or any portion of the Notes at any time prior to the one-year anniversary of each issuance into shares of the Company’s Common Stock at a conversion price of $1.20 per share.

In accordance with ASC 815-15-25, the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

As a result of the above issuances, the Company recorded in the periods ended March 31, 2020 and December 31, 2019, a total amount of $34,696 and $97,406, respectively, in respect of the detachable warrants, as a credit to stockholders’ equity (additional paid in capital). The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk free rate of 1.6%, a volatility factor of 54.00%, dividend yields of 0% and an expected life of 3 years.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – CONVERTIBLE LOANS (continue)

On June 24, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Lenders in connection with the sale and issuance of 485,318 units (“Units”), at a purchase price of $1.09 per Unit. Each Unit consists of: (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $1.20 (the “Warrant”). In connection with the SPA, the Company issued to the Lenders an aggregate of 485,318 shares of Common Stock and Warrants to purchase an aggregate of 485,318 shares of Common Stock. The shares of Common Stock were issued on July 2, 2020.

Simultaneous with and conditioned upon the execution of the SPA, the Company and each of the Lenders agreed to effectively cancel the CLA and the equity securities issued thereunder. In connection therewith, each of the Lenders voluntarily waived any right to receive interest that accrued thereupon pursuant to the CLA.

The Company evaluated the transaction as an exchange of instruments and as a result of the above conversion, recorded a compensation expenses in a total amount of $57,793, in the nine months ended September 30, 2020, and as a credit to stockholders’ equity (additional paid in capital). The fair value of the additional shares granted in the conversion was calculated based on the Company’s share price as of the date of the conversion. The fair value of the additional warrants granted in the conversion was determined using the Black-Scholes pricing model, assuming a risk-free rate of 0.21%, a volatility factor of 51.96%, dividend yields of 0% and an expected life of 2.45-2.71 years.

During the periods ended September 30, 2020 and December 31, 2019, the Company recorded net interest and amortization expenses in the amount of $141,917 and $4,323, respectively, in respect of the discounts recorded on the CLAs.

B.	On September 21, 2020, the Company entered into a series of additional convertible loan agreements (each a “2020 CLA”) with certain lenders (the “2020 Lenders”) to sell convertible promissory notes with an aggregate principal amount of $125,000 (each a “2020 Note”). The outstanding loan amount under the 2020 CLA will mature on the earlier of (i) the third anniversary of each 2020 CLA or (ii) a deemed liquidation event (as defined therein), and the 2020 Lenders may convert all or any portion of the 2020 Notes into shares of Common Stock at any time prior to a mandatory conversion event (as defined therein) at a conversion price of $1.09 per share. The 2020 Notes will bear interest at a rate of 5% per annum. The loan amount represented by the 2020 Notes will be repaid to the 2020 Lenders according to the following schedule: (i) the principal amount represented by the 2020 Notes will be repaid in four bi-annual installments, commencing on the first anniversary following the closing of each 2020 CLA, and (ii) the interest accrued on the loan amount will be paid in two bi-annual installments, commencing on the first anniversary of the first payment of that principal amount.

As part of the 2020 CLA, the Company entered into a registration rights agreement with each of the 2020 Lenders, whereby each 2020 Lender received piggyback registration rights for the shares issuable upon conversion of the 2020 Notes to shares of Common Stock.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The loans are convertible into common Stock upon (i) a completion of underwritten public offering (“Mandatory Conversion”) convert the outstanding loan amount at a share price as shall be determined in the offering, or (ii) at the lender’s discretion (“Optional Conversion”) convert the outstanding loan amount at a share price per share of $1.09.

In accordance with ASC 815-15-25, the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total loan amount conversion: 70% probability for the Mandatory Conversion and 30% probability for the Optional Conversion.

The Mandatory Conversion was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $15,208 as of September 21, 2020. The following are the data and assumptions used as of the balance sheet date:

September 21, 2020
Dividend yield	0
Risk-free interest rate	0.19%
Expected term (years)	0.775
Volatility	51.96%
Share price	0.96
Exercise price	1.09

The Optional Conversion was estimated by the appraiser using binomial option pricing model and simulating and waiver of the lender as an exercise price, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company has estimated the fair value of such derivative at a value of $26,824 as of September 21, 2020. The following are the data and assumptions used as of the balance sheet date:

September 21, 2020
Dividend yield	0
Risk-free interest rate	0.12%-0.16%
Volatility	51.96%
Share price	0.96

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios at $18,692.

The fair value allocated to the convertible loan was estimated by third party appraiser as the residual value of the proceeds net of the convertible component and was estimated at a value of $106,308 at the issuance date.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK

On May 9, 2019, the Company entered into a Securities Purchase Agreement (the “May Agreement”) with an existing shareholder (the “Investor”), pursuant to which the Company sold to the Investor for an aggregated amount of $100,000, 91,743 units at a price per unit of $1.09 (the “2019 Units”), each 2019 Unit consists of (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $1.20 for a period of 36 months following the issuance date. The shares of Common Stock were issued on July 2, 2020.

On July 2, 2020, the Company issued 471,557 shares of Common Stock in respect of the conversion of convertible loans as detailed in Note 3A above.

During July and August 2020, the Company entered into additional Securities Purchase Agreements with existing shareholders (the “Additional Investors”), pursuant to which the Company sold to the Additional Investors for an aggregate amount of $150,000, 137,616 units, based substantially upon the same terms as in the May Agreement.

On September 23, 2020, the Company entered into a Securities Purchase Agreement (the “Medigus SPA”) with Medigus Ltd. (“Medigus”) in connection with the sale and issuance of 91,743 units for total consideration of $100,000, based substantially upon the same terms as in the May Agreement.

The Medigus SPA contemplates an additional investment by Medigus not to exceed $25,000 (the “Additional Medigus Investment”), which shall be triggered following the parties’ initiation of a proof of concept procedure to test the effectiveness of the Company’s sanitizers and its residual effects against different pathogens. In consideration for the Additional Medigus Investment, the Company has agreed to issue an additional 22,935 units at a purchase price of $1.09, which units shall contain the same composition of securities as described in the foregoing description of the Medigus SPA.

On September 22, 2020 and September 24, 2020, the Chairman of the Board of Directors of the Company (the “Board”), exercised a warrant to purchase an aggregate of 200,000 shares of Common Stock, which warrants were granted to him on June 15, 2020 by the Board as a replacement for his recently expired options, which were previously granted to him in April 2018.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – STOCK OPTIONS

On June 23, 2020, the Company granted 148,000 options to purchase its Common Stock under the 2018 Equity Incentive Plan (the “Plan”). The options shall vest quarterly over two years commencing June 23, 2020, whereby 12.50% of the shares covered by the options will vest on the three month anniversary of June 23, 2020, and 12.50% of the shares covered by the options will vest at the end of each subsequent three month period thereafter over the course of the subsequent 21 months.

On July 1, 2020, the Company granted 500,000 options to purchase its Common Stock under the 2018 Equity Incentive Plan. The options shall vest quarterly over two years commencing June 1, 2020, whereby 12.50% of the shares covered by the options will vest on the three month anniversary of June 1, 2020, and 12.50% of the shares covered by the options will vest at the end of each subsequent three month period thereafter over the course of the subsequent 21 months. The fair value of the options was estimated at a value of $344,767 at the date of issuance using the Black-Scholes option pricing model.

In addition, on July 1, 2020, the Board approved an increase to the share option pool under the Plan by 696,258 shares of Common Stock, such that after the increase the total number of shares of Common Stock issuable under the Plan is 2,029,591 shares of Common Stock.

On September 22, 2020, the Board approved an amendment of the terms of the outstanding options granted to certain employees and directors of the Company. According to the new terms, subject to the consummation of equity financing in excess of $1,000,000 and the completion of listing of the Company’s Common Stock for trade on the Nasdaq, and in the event that the employment or engagement of such grantee is either terminated (not for cause) or otherwise changed thereby resulting in the conclusion of such engagement (including voluntary resignation), all outstanding options of such grantee shall vest immediately and shall be exercisable for a period of three years following the termination date.

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2019	1,150,004	0.45
Granted	648,000	0.525
Exercised	-	-
Forfeited or expired	(216,668)	0.45
Outstanding at September 30, 2020	1,581,336	0.488
Number of options exercisable at September 30, 2020	544,890	0.475

The aggregate intrinsic value of the awards outstanding as of September 30, 2020 is $952,198. These amounts represent the total intrinsic value, based on the Company’s stock price of $1.09 as of September 30, 2020, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation for employees and directors, for the nine and three months ended September 30, 2020 were $388,492 and $168,825, respectively.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – COMMITEMENTS

(1)	On September 22, 2020, the Company entered into a non-exclusive Commission Agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT shall introduce the Company to potential clients, pre-approved by the Company (“Introduced Parties”) and shall assist the Company in finalizing commercial agreements with the Introduced Parties. In consideration for its services, the Company agreed to pay EBT 12.5% of the net revenues generated from Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000,000, provided that the compensation shall not exceed 25% of the Company’s gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from Introduces Parties exceeds $500,000, and subject to the approval of the Board, the Company shall issue to EBT 50,000 options to purchase 50,000 shares of Common Stock at an exercise price of $1.2 per share. In the event that certain additional events detailed in the agreement occur, the Company will also issue to EBT, subject to the approval of the Board, an additional 50,000 options to purchase 50,000 shares of Common Stock at an exercise price of $1.2 per share.

(2)	On September 22, 2020, the Company entered into a Distribution Agreement (the “Distribution Agreement”), with Safe-Pack Products Ltd (“Safe-Pack”) according to which the Company granted Safe-Pack an exclusive right to resell, distribute, advertise, and market Company’s products related to the citrus industry in Israel and other territories, as well as additional products as shall be mutually agreed upon in the future. In addition, the Company agreed to grant Safe-Pack a right of first refusal to be designated as an exclusive distributor of the Company in certain agreed upon territory for additional products of the Company as they relate to the field of post-harvest. In consideration for the above rights granted to Safe-Pack, Safe-Pack will submit to the Company purchase orders of its products at a price specified in the Distribution Agreement. Commencing upon the second calendar year of the agreement, Safe-Pack is required to meet a minimum purchase quota, as shall be mutually agreed upon between the parties. In the event that the parties fail to agree on a quota, the quota shall be equal to last year quota plus 3%.

NOTE 7 – INVESTMENT IN SAVECANN SOLUTIONS INC

On April 2, 2019, the Company invested 10,000 Canadian Dollars for 20% of the outstanding shares of Savecann Solutions Inc. (“Savescann”) a newly formed company registered in Canada. Savecann intended to market the Company’s solutions to the Cannabis market.

On April 21, 2020, the Company sold its entire holdings in Savecann for total consideration of 10,000 Canadian Dollars.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30
	2020	2019

General and administrative expenses:
Directors’ compensation (*)	311,848	170,444
Salaries and fees to officers (*)	238,128	119,799
	561,148	290,243
(*) share based compensation	309,640	122,049

Research and development expenses:
Salaries and fees to officers	25,272	86,964

B.	Balances with related parties and officers:

	As of September 30,
	2020	2019

Other accounts payables	295,413	156,082

NOTE 9 – SUBSEQUENT EVENTS

1.	During October 2020, the Company entered into a series of additional convertible loan agreements as detailed in Note 3B above, with certain lenders to sell convertible promissory notes with an aggregate principal amount of $75,000.

2.	On October 12, 2020, certain of the Company’s stockholders representing more than 50% of the Company’s outstanding share capital (the “Majority Consenting Stockholders”) approved an amendment to the Company’s Certificate of Incorporation (the “Reverse Stock Split Certificate of Amendment”) in order to effect a reverse stock split of the Company’s Common Stock pursuant to a range of between 5-to-1 and 7-to-1 (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each five or seven shares of Common Stock, as shall be determined by the Board at a later time, will be automatically converted, without any further action by the stockholders, into one share of Common Stock. No fractional shares of Common Stock will be issued as the result of the Reverse Stock Split. Instead, each stockholder of the Company will be entitled to receive one share of Common Stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The Reverse Stock Split Certificate of Amendment will be effective upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”) and the filing with the Secretary of the State of Delaware, which both were not completed as of the date of the filing of these financial statements.

3.	Additionally, on October 12, 2020, the Majority Consenting Stockholders approved an additional amendment to the Company’s Certificate of Incorporation (the “Staggered Board Certificate of Amendment”) in order to affect the implementation of a staggered board structure. The Staggered Board Certificate of Amendment will be effective upon the filing with the Secretary of the State of Delaware, which was not filed as of the date of the filing of these financial statements.

4.	On November 5, 2020, the board of directors of the Company appointed Mr. David Palach, to serve as co-Chief Executive Officer of the Company, effective as of the same date.

In connection with Mr. Palach’s appointment, the parties entered into a Consulting Agreement pursuant to which the Company and Mr. Palach agreed upon, inter alia, the following engagement terms: (a) a monthly retainer of $8,000, and (b) a grant of options to purchase shares of the Company’s common stock, which amount shall be determined by the Board on a future date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our 2019 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We are an innovative company that develops eco-friendly “green” solutions for the food industry. Our solutions are developed to improve food safety and shelf life of fresh produce by controlling human and plant pathogens, thus ensuring safety and reducing its spoilage, which, in turn, reduces food loss and waste.

Our products are based on a proprietary blend of food acids which are combined with low concentration of an oxidizer. Our products are capable of cleaning, sanitizing and controlling pathogens that render produce unsafe for human consumption or which lead to certain forms of decay in fruit and vegetable. Our active ingredients do not leave any toxicological residues on the fresh produce we treat. By forming a temporary protective shield around the fresh produce we treat, we make it difficult for pathogens to develop and thereby provide long-lasting protection which also reduces cross-contamination.

Most conventional chemical pesticides (fungicides) which are currently used to protect fresh produce and reduce food waste are toxic, they remain on fruit peel and present health concerns, while also polluting the environment. Therefore, the use of these products is strictly regulated and their residue on food and on the environment must be carefully monitored. Our products on average reduce by 50% (and in some cases eliminate) the need for additional use of conventional fungicide in the post-harvest phase.

We have a unique opportunity to make a positive difference throughout the food value chain from field to fork. We target major markets that use conventional chemical pesticides (fungicides) and sanitizers, including the pre- and post-harvest market, the greenhouse market and the fresh-cut market, where our “green” products are used as alternatives for, or mixed with, conventional products. We also target the cannabis market, for which we believe there are limited available and authorized conventional chemical products that can be used, either because of (a) health and environmental concerns, or (b) microbial resistance that has reduced the efficacy of conventional chemical pesticides.

Since the onset of the COVID-19 pandemic, we have postpend some of our planned field tests and international travels. In addition, some of our employees are currently on a temporary leave without pay (furlough). We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

Critical Accounting Policies

Please see Note 2 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2019 Annual Report with respect to our Critical Accounting Policies and Estimates. There have been no other material changes to our critical accounting policies and estimates since our 2019 Annual Report.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Revenues and cost of revenues.

We had no revenues and cost of revenues for the three months ended September 30, 2020, or for the three months ended September 30, 2019.

We do not have backlogs or firm commitments from our clients for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended September 30, 2020 were $87,465, a decrease of $64,939, or 43%, compared to total research and development expenses of $152,404 for the three months ended September 30, 2019. The decrease is mainly attributable to: (1) the decrease in professional fees, share based compensation and in payroll; and (2) the decrease in expenses associated with international travel and field trials which have been postponed due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended September 30, 2020 were $6,734, a decrease of $113,715, or 94%, compared to total selling and marketing expenses of $120,449 for the three months ended September 30, 2019. The decrease is mainly attributable to the decrease in payroll expenses and service providers used in relation to selling and marketing activities mainly associated with the termination of the employment of our Vice President of Sales in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended September 30, 2020 were $337,886, an increase of $106,008, or 45%, compared to total general and administrative expenses of $231,878 for the three months ended September 30, 2019. The increase is mainly a result of the increase in share based compensation to our service providers and directors offset partially by a decrease in professional fees.

Financing Expenses, Net

Financing income, net for the three months ended September 30, 2020 was $6,478 compared to total financing income, net of $9,805 for the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

Revenues

Revenues for the nine months ended September 30, 2020 were $63,566, a decrease of $66,167, or 51%, compared to total revenues of $129,733 for the nine months ended September 30, 2019. The decrease is mainly a result of the Company’s freeze in sales in Israel and the reduction in sales in the United States and focus on obtaining regulatory approval for the marketing and sale of its new products.

We do not have backlogs or firm commitments from our clients for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Revenues

Cost of revenues consists primarily of salaries, purchasing of materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the nine months ended September 30, 2020 was $25,686, a decrease of $73,349, or 74%, compared to total cost of revenues of $99,035 for the nine months ended September 30, 2019. The decrease is mainly a result of the decrease in salaries and related expenses.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the nine months ended September 30, 2020 were $340,808, a decrease of $30,599, or 8%, compared to total research and development expenses of $371,407 for the nine months ended September 30, 2019. The decrease is mainly attributable to: (1) the decrease in professional fees, share based compensation and in payroll; and (2) the decrease in expenses associated with international travel and field trials which have been postponed due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the nine months ended September 30, 2020 were $43,482, a decrease of $335,128, or 88%, compared to total selling and marketing expenses of $378,610 for the nine months ended September 30, 2019. The decrease is mainly attributable to the decrease in payroll expenses and service providers used in relation to selling and marketing activities mainly associated with the termination of the employment of our Vice President of Sales in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the nine months ended September 30, 2020 were $851,262, an increase of $191,633, or 29%, compared to total general and administrative expenses of $659,629 for the nine months ended September 30, 2019. The increase is mainly a result of the increase in share-based compensation to our service providers and directors offset partially by a decrease in professional fees.

Financing Expenses, Net

Financing expenses, net for the nine months ended September 30, 2020 was $206,829, a decrease of $175,706, or 564%, compared to total financing expenses of $31,123 for the nine months ended September 30, 2019. The increase is mainly a result of compensation expenses related to the exchange of our Convertible Loans as described in Note 3A to the financial statements as well as accrued interest and amortization expenses related to the Convertible Loans.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2020, we had $310,571 in cash, as compared to $290,815 as of December 31, 2019. As of September 30, 2020, we had a negative working capital of $309,931, as compared to negative working capital of $199,212 as of December 31, 2019. The increase in our cash balance is mainly attributable to equity financing less our net loss, as described above, which is offset by share based compensation expenses and other non-cash expenses.

Net cash used in operating activities was $619,397 for the nine months ended September 30, 2020, as compared to $879,780 for the nine months ended September 30, 2019.

Net cash used for investing activities was $1,809 for the nine months ended September 30, 2020, as compared to $61,065 for the nine months ended September 30, 2019.

Net cash provided by financing activities was $637,344 for the nine months ended September 30, 2020, as compared to $800,466 for the nine months ended September 30, 2019. The decrease is mainly the result of a decrease in equity financing and proceeds from convertible loans.

On June 24, 2020, the Company entered into a Securities Purchase Agreement (the “June 2020 SPA”) with the Lenders in connection with the sale and issuance of 485,318 units, at a purchase price of $1.09 per unit. Each unit consists of: (i) one share of the Company’s Common Stock; and (ii) one warrant to purchase one share of Common Stock with an exercise price of $1.20. In connection with the June 2020 SPA, the Company issued to the Lenders an aggregate of 485,318 shares of Common Stock and warrants to purchase an aggregate of 485,318 shares of Common Stock. The shares of Common Stock were issued on July 2, 2020.

During July 2020, the Company entered into Securities Purchase Agreements with existing shareholders (the “Investors”), pursuant to which the Company sold to the Investors for an aggregate amount of $75,000, 68,808 units at a price per unit of $1.09, each unit consists of (i) one share of common stock of the Company and (ii) one warrant to purchase one share of Company’s common stock with an exercise price of $1.20 for a period of 36 months following the issuance date.

On September 23, 2020, the Company entered into a Securities Purchase Agreement (the “September 2020 SPA”) with Medigus Ltd. (“Medigus”) in connection with the sale and issuance of 91,743 units, at a purchase price of $1.09 per unit, and for an aggregate purchase price of $100,000. Each unit consists of: (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $1.20. In connection with the September 2020 SPA, the Company issued to Medigus an aggregate of 91,743 shares of Common Stock and warrants to purchase an aggregate of 91,743 shares of Common Stock. Furthermore, the September 2020 SPA contemplates an additional investment by Medigus not to exceed $25,000 (the “Additional Investment”), which investment shall be triggered following the parties’ initiation of a proof of concept procedure to test the effectiveness of the Company’s sanitizers and its residual effects against different pathogens. In consideration for the Additional Investment, the Company has agreed to issue an additional 22,935 units at a purchase price of $1.09, which units shall contain the same composition of securities as described in the foregoing description of the September 2020 SPA.

On September 24, 2020, the Company entered into a series of convertible loan agreements (each a “September 2020 CLA”) with certain lenders to sell convertible promissory notes with an aggregate principal amount of $125,000. The outstanding loan amount will mature on the earlier of (i) the third anniversary of each September 2020 CLA or (ii) a deemed liquidation event (as defined therein), and the lenders may convert all or any portion of the notes into shares of the Company’s Common Stock at any time prior to a mandatory conversion event (as defined therein) at a conversion price of $1.09 per share. The notes will bear interest at a rate of 5% per annum. The loan amount represented by the notes will be repaid to the lenders according to the following schedule: (i) the principal amount represented by the notes will be repaid in four (4) bi-annual installments, commencing on the first anniversary following the closing of each September 2020 CLA, and (ii) the interest accrued on the loan amount will be paid in two (2) bi-annual installments, commencing on the first anniversary of the first payment of that principal amount.

The spread of COVID-19 throughout the world may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations especially regarding its ability to obtain the necessary finance to continue the Company’s operations. The extent to which COVID-19 impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Since the onset of the COVID-19 pandemic, we have postpend some of our planned field tests and international travels. In addition, some of our employees are currently on a temporary leave without pay (furlough).

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2020.

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

PART II- OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2019 Annual Report. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report. The risks described in the 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

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

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

10.1*	Securities Purchase Agreement by and between Save Foods, Inc. and Medigus Ltd., dated September 23, 2020

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2020	SAVE FOODS INC.

	By:	/s/ Dan Sztybel
	Name:	Dan Sztybel
	Title:	Chief Executive Officer
Save Foods, Inc.

	By:	/s/ Shlomo Zakai
	Name:	Shlomo Zakai
	Title:	Chief Financial Officer
Save Foods, Inc.

