Form 10-Q
period 2021-03-31
Save Foods Inc.
filed 2021-05-18
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-56100

SAVE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-468460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kibbutz Alonim
Israel	3657700
(Address of Principal Executive Offices)	(Zip Code)

(347) 468 9583

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, Par value $0.0001 per share	SVFD	The Nasdaq Capital Market LLC

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

As of May 14, 2021, the registrant had 1,673,642 shares of common stock, par value $0.0001 (the “Common Stock”), of the registrant issued and outstanding.

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

Save Foods, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

●	sales of our products;

●	the size and growth of our product market;

●	our activity in the civilian market;

●	our manufacturing capabilities;

●	our entering into certain partnerships with third parties;

●	obtaining required regulatory approvals for sales or exports of our products;

●	our marketing plans;

●	our expectations regarding our short- and long-term capital requirements;

●	our expectation regarding the impact of COVID-19 on our business and operations;

●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and

●	information with respect to any other plans and strategies for our business.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 29, 2021) (“2020 Annual Report”) entitled “Risk Factors” as well as in our other public filings.

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

On February 23, 2021, we implemented a one-for-seven reverse stock split of our Common Stock pursuant to which holders of our Common Stock received one share of our Common Stock for every seven shares of Common Stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to herein reflect the reverse stock split.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited),and December 31, 2020	5
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)	6
Condensed Consolidated Statements of Stockholders’ Deficit for the Three Months period Ended March 31, 2021 (unaudited) and the Year Ended December 31, 2020	7
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9 - 15

SAVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	370,072	242,900
Restricted cash	21,596	22,395
Accounts receivable, net	158,502	147,941
Inventories	15,979	16,356
Other current assets	135,426	65,579
Total Current assets	701,575	495,171

Right of use asset arising from operating lease	10,631	14,700

Property and equipment, net	50,373	55,194

Funds in respect of employee rights upon retirement	118,209	122,584
Total assets	880,788	687,649

Liabilities and Shareholders’ Deficit
Current Liabilities
Short-term loan from banking institution	7,708	7,949
Current maturities of convertible loans	89,586	56,250
Accounts payable	240,591	203,323
Other accounts liabilities	566,091	517,711
Total current liabilities	903,976	785,233
Fair value of convertible component in convertible loans	505,774	54,970
Convertible loans	188,185	146,929
Long term from banking institution	5,881	8,115
	152,220	157,855115715
Liability for employee rights upon retirement	152,220	157,855

Total liabilities	1,756,036	1,153,102

Stockholders’ Deficit
Common stock of $0.0001 par value each (“Common Stock”): 495,000,000 shares authorized as of March 31, 2021 and December 31, 2020; issued and outstanding 1,606,765 shares as of March 31, 2021 and December 31, 2020.	161	161
Preferred stock of $0.0001 par value (“Preferred stock”): 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; issued and outstanding 0 shares as of March 31, 2021 and December 31, 2020.	-	-
Additional paid-in capital	11,951,190	11,867,585
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(12,770,049)	(12,277,647)
	(844,973)	(436,176)
Non-controlling interests	(30,275)	(29,277)
Total stockholders’ deficit	(875,248)	(465,453)
Total liabilities and stockholders’ deficit	880,788	687,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2021	2020
	(Unaudited)

Revenues from sales of products	123,074	63,566
Cost of sales	(2,933)	(20,775)
Gross profit	120,141	42,791
Research and development expenses	(69,791)	(157,636)
Selling and marketing expenses	(44,258)	(28,937)
General and administrative expenses	(252,971)	(218,079)
Operating loss	(246,879)	(361,861)
Financing expenses, net	(247,416)	(7,202)
Net loss	(494,295)	(369,063)
Less: net loss attributable to non-controlling interests	1,893	3,416
Net loss attributable to the Company	(492,402)	(365,647)

Loss per share (basic and diluted)	(0.31)	(0.25)

Basic and diluted weighted average number of shares of Common Stock outstanding	1,606,765	1,458,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2019	1,458,598	146	10,329,571	(26,275)	(10,684,508)	(381,066)	(21,053)	(402,119)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2020:
Value of warrant issued in convertible loans			34,696			34,696		34,696
Stock based compensation			35,028			35,028	375	35,403
Comprehensive loss for three month ended March 31, 2020					(365,647)	(365,647)	(3,416)	(369,063)
BALANCE AT MARCH 31, 2020 (Unaudited)	1,458,598	146	10,399,295	(26,275)	(11,050,155)	(676,989)	(24,094)	(701,083)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2020	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)
CHANGES DURING THE PERIOD OF THREE MONTHS ENDED MARCH 31, 2021:
Stock based compensation	-	-	83,605	-	-	83,605	895	84,500
Comprehensive loss for three month ended March 31, 2021	-	-	-	-	(492,402)	(492,402)	(1,893)	(494,295)
BALANCE AT MARCH 31, 2021 (Unaudited)	1,606,765	161	11,951,190	(26,275)	(12,770,049)	(844,973)	(30,275)	(875,248)

SAVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Three months ended
	March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(494,295)	(369,063)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	8,890	19,084
Increase (decrease) in liability for employee rights upon retirement	(5,635)	266
Stock based compensation	84,500	35,403
Expenses on convertible loans	251,396	17,325
Decrease (increase) in accounts receivable	(10,561)	64,003
Decrease in inventory	377	5,035
Increase in other current assets	(5,167)	(10,859)
Increase (decrease) in accounts payable	37,268	(16,719)
Increase in other accounts payable	51,859	21,889
Net cash used in operating activities	(81,368)	(233,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in funds in respect of employee rights upon retirement	4,375	84
Net cash provided by investing activities	4,375	84

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	274,000	135,000
Repayments of right to use asset arising from operating lease	(3,180)	(10,473)
Repayments of long-term banking institutes	(1,975)	(1,787)
Increase in prepaid issuance expenses	(64,680)	-
Net cash provided by financing activities	204,165	122,740

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,172	(110,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	242,900	290,815

CASH AND CASH EQUIVALENTS AT END OF PERIOD	370,072	180,003
Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of warrants in convertible loans	-	34,696

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

Through May 13, 2021, the Company’s common stock was quoted on the OTC, Pink Tier, under the symbol “SAFO.”

On May 18, 2021, the Company closed an underwritten public offering of 1,090,909 shares of Common Stock of the Company at a price to the public of $11.00 per share. The gross proceeds to the Company from this offering are expected to be approximately $12,000,000, before deducting underwriting discounts, commissions and other offering expenses, and excluding the exercise of the over-allotment option, if any by the underwriter. The Company has granted the underwriter a 45-day option to purchase up to 163,636 additional shares of Common Stock of the Company to cover over-allotments, if any, at the public offering price, less the underwriting discounts and commissions. All of the shares of common stock are being offered by the Company. In addition, the Company agreed to issue to the underwriter as compensation warrants to purchase up to 54,545 shares of Common Stock (5% of the aggregate number of shares of Common Stock sold in this offering exclusive of the over-allotment option, or the underwriter’s warrants). The underwriter’s warrants will be exercisable at a per share exercise price equal to 125% of the public offering price per share in this offering (excluding the over-allotment option). The underwriter’s warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from the effective date of the registration statement of which this prospectus is a part.

The Company has received approval to list its Common Stock on the Nasdaq Capital Market under the symbol “SVFD” and began trading on May 14, 2021.

Reverse Stock Split

On February 23, 2021, the Company amended its Certificate of Incorporation to effect a 7 to 1 reverse stock split of the Company’s outstanding Common Stock.

As a result of the reverse stock split, every 7 shares of the Company’s outstanding Common Stock prior to the effect of that amendment were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split. The number of authorized capital of the Company’s Common Stock and par value of the shares remained unchanged.

All share, stock option and per share information in these condensed consolidated financial statements have been restated to reflect the stock split on a retroactive basis.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its majority-owned subsidiary. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation and convertible loans.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance, but does not expect it to have a material impact on its financial statements.

NOTE 3 – CONVERTIBLE LOANS

On September 21, 2020, the Company entered into a series of additional convertible loan agreements (each, a “September 2020 CLA”) with certain lenders (the “September 2020 Lenders”) to sell convertible promissory notes with an aggregate principal amount of $125,000 (each a “September 2020 Note”). The outstanding loan amount under the September 2020 CLA will mature on the earlier of (i) the third anniversary of each September 2020 CLA or (ii) a deemed liquidation event (as defined therein), and the September 2020 Lenders may convert all or any portion of the September 2020 Notes into shares of Common Stock at any time prior to a mandatory conversion event (as defined therein) at a conversion price of $7.63 per share. The September 2020 Notes will bear interest at a rate of 5% per annum. The loan amount represented by the September 2020 Notes will be repaid to the September 2020 Lenders according to the following schedule: (i) the principal amount represented by the September 2020 Notes will be repaid in four bi-annual installments, commencing on the first anniversary following the closing of each September 2020 CLA, and (ii) the interest accrued on the loan amount will be paid in two bi-annual installments, commencing on the first anniversary of the first payment of that principal amount.

During October 2020, the Company entered into a series of additional convertible loan agreements with additional lenders to sell notes with an aggregate principal amount of $100,000, pursuant to the same terms a set in the September 2020 CLAs.

During January 2021, the Company entered into a series of additional convertible loan agreements with additional lenders to sell notes with an aggregate principal amount of $274,000, pursuant to the same terms a set in the September 2020 CLAs.

As part of the convertible loan agreements, the Company entered into a registration rights agreement with each of the lenders, whereby each lender received piggyback registration rights for the shares issuable upon conversion of the notes to shares of Common Stock.

The loans are convertible into Common Stock upon (i) a completion of underwritten public offering (“Mandatory Conversion”), whereby the outstanding loan amount is converted at a share price as shall be determined in the offering, or (ii) at the lender’s discretion (“Optional Conversion”), whereby the outstanding loan amount is converted at a share price per share of $7.63.

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

The fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total loan amount conversion: as of December 31, 2020, 75% probability for the Mandatory Conversion and 25% probability for the Optional Conversion and as of March 31, 2021, 85% probability for the Mandatory Conversion and 15% probability for the Optional Conversion.

The Mandatory Conversion (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	December 31, 2020	March 31, 2021
Dividend yield	0	0
Risk-free interest rate	0.09%	0.05%
Expected term (years)	0.417	0.167
Volatility	48.06%	48.06%
Share price	8.61	15
Exercise price	7.63	7.63
Fair value	47,499	224,345

The Optional Conversion (scenario 2) was estimated by the appraiser using binomial option pricing model and simulating and waiver of the lender as an exercise price, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the issuance dates and as of balance sheet date:

	December 31, 2020	March 31, 2021
Dividend yield	0	0
Risk-free interest rate	0.10-0.14%	0.05-0.17%
Volatility	48.06%	48.06%
Share price	8.61	15
Fair value	77,381	258,114

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of December 31, 2020, which was $54,970 and as of March 31, 2021, which was $229,411.

The fair value allocated to the convertible loan was estimated by third party appraiser as the residual value of the proceeds net of the convertible component and was estimated at a value of $209,631 as of March 31, 2021 of which $59,566 is presented under current liabilities and $150,065 is presented under long term liabilities.

The fair value of the convertible component was estimated by third party appraiser as weighted average of the two possible scenarios of the total loan amount conversion: as of January 19, 2021, 75% probability for the Mandatory Conversion and 25% probability for the Optional Conversion and as of March 31, 2021, 85% probability for the Mandatory Conversion and 15% probability for the Optional Conversion.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – CONVERTIBLE LOANS (continue)

The Mandatory Conversion (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	January 19, 2021	March 31, 2021
Dividend yield	0	0
Risk-free interest rate	0.11%	0.05%
Expected term (years)	0.36	0.167
Volatility	48.06%	48.06%
Share price	13.23	15
Exercise price	7.63	7.63
Fair value	205,884	269,366

The Optional Conversion (scenario 2) was estimated by the appraiser using binomial option pricing model and simulating and waiver of the lender as an exercise price, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the issuance dates and as of balance sheet date:

	January 19, 2021	March 31, 2021
Dividend yield	0	0
Risk-free interest rate	0.10-0.2%	0.06-0.22%
Volatility	48.06%	48.06%
Share price	13.23	15
Fair value	225,024	316,010

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $218,169 and as of March 31, 2021 was $276,363.

The fair value allocated to the convertible loan was estimated by third party appraiser as the residual value of the proceeds net of the convertible component and was estimated at a value of $68,140 as of March 31, 2021 of which $30,020 is presented under current liabilities and $38,120 is presented under long term liabilities.

On May 11, 2021 and May 12, 2021, the Company issued an aggregate of 66,877 shares of Common Stock following the conversion of the entire balance of the convertible promissory notes in the aggregate principal amount of $499,000 and of aggregated accrued interest amount of $11,211, at a conversion price of $7.63 per share.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	206,862	3.37
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2021	206,862	3.37
Number of options exercisable at March 31, 2021	118,447	3.29

The aggregate intrinsic value of the awards outstanding as of March 31, 2021 is $2,406,313. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 15 as of March 31, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation for employees and directors, for the three months ended March 31, 2021 and 2020 were $84,500 and $35,403, respectively

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2021	2020

General and administrative expenses:
Directors compensation (*)	63,402	52,002
Salaries and fees to officers (*)	106,161	78,003
	169,563	130,005
(*) share based compensation	57,440	39,054

Research and development expenses:
Salaries and fees to officers	-	25,272
(*) share based compensation	-	-

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES (continue)

B.	Balances with related parties and officers:

	As of March 31,
	2021	2020

Other accounts payables	485,611	227,309

NOTE 6 – SUBSEQUENT EVENTS

The Company has received approval to list its common stock on the Nasdaq Capital Market under the symbol “SVFD” and began trading on May 14, 2021 – see note 1 above.

On May 11, 2021 and May 12, 2021, the Company issued an aggregate of 66,877 shares of Common Stock following the conversion of the entire balance of the convertible promissory notes - see note 3 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our 2020 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our shares of Common Stock are listed on the Nasdaq Capital Market under the symbol “SVFD.”

Due to the effects of COVID-19, as of the date of this report, some of our employees are on temporary leave without pay (furlough), including our Chief Technology Officer, and we have postponed some of our planned field tests due to the current restriction on international travels. However, to date, we did not experience any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, it is not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Three Months Ended March 31
	2021	2020
Revenues from sale of products	$123,074	$63,566
Cost of sales	(2,933)	(20,775)
Gross profit	$120,141	$42,791

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

The following table discloses the breakdown of research and development expenses:

	Three Months Ended March 31
	2021	2020
Salaries and related expenses	$2,086	$38,642
Share based compensation	17,916	14,587
Professional fees	31,014	48,710
Laboratory and field tests	6,261	34,605
Depreciation	6,766	7,373
Other expenses	5,748	13,719
Total	$69,791	$157,636

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, share based compensation and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Three Months Ended March 31
	2021	2020
Salaries and related expenses	$778	$30,152
Share based compensation	462	(23,349)
Commissions	4,800	-
Transport and storage	5,313	-
Other expenses	32,905	22,134
Total	$44,258	$28,937

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts including commercial validation pilots and recruit additional employees or contractor to support our selling and marketing efforts in our targeted geographical areas.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Three Months Ended March 31
	2021	2020
Professional services	$153,888	$119,504
Share based compensation	65,429	42,331
Legal expenses	10,066	18,427
Other expenses	23,588	37,817
Total	$252,971	$218,079

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues and cost of revenues.

Revenues for the three months ended March 31, 2021 were $123,074, an increase of $59,508, or 94%, compared to total revenues of $63,566 for the three months ended March 31, 2020. The increase is mainly a result of the Company’s sales of its new products, which the Company commenced in the fourth quarter of 2020.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended March 31, 2021 was $2,933, a decrease of $17,842, or 86%, compared to total cost of revenues of $20,775 for the three months ended March 31, 2020. The decrease is mainly a result of the decrease in salaries and related expenses, due to the fact that some of our employees are currently on temporary leave without pay (furlough), due to the effects of COVID-19 on our business, and a decrease in the overall cost of materials, due to our efforts to deploy our new solutions.

Gross Profit

Gross loss for the three months ended March 31, 2021 was $120,141, an increase of $77,350, or 181%, compared to gross profit of $42,791 for the three months ended March 31, 2020. The increase is mainly a result of the increase in revenues and the decrease in cost of revenues, as detailed above.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended March 31, 2021 were $69,791, a decrease of $87,845, or 56%, compared to total research and development expenses of $157,636 for the three months ended March 31, 2020. The decrease is mainly attributable to: (1) the decrease in professional fees, share based compensation and in payroll; and (2) the decrease in expenses associated with international travel and field trials which have been postponed due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended March 31, 2021 were $44,258, an increase of $15,321, or 53%, compared to total selling and marketing expenses of $28,937 for the three months ended March 31, 2020. The increase is mainly attributable to the increase in travel expenses offset by payroll expenses and service providers used in relation to selling and marketing activities mainly associated with the termination of the employment of our former Vice President of Sales in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended March 31, 2021 were $252,971, an increase of $34,892, or 16%, compared to total general and administrative expenses of $218,079 for the three months ended March 31, 2020. The increase is mainly a result of the increase in professional services, share-based compensation to our service providers and directors offset partially by a decrease in legal expenses.

Financing Expenses, Net

Financing expenses, net for the three months ended March 31, 2021 were $247,416, an increase of $240,214, or 3.0% compared to total financing expenses of $7,202 for the three months ended March 31, 2020. The increase is mainly a result of compensation expenses related to the accrued interest and amortization expenses related to our convertible loans.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended March 31, 2021 was $494,295, compared to $369,063 for the three months ended March 31, 2020, an increase of $125,232, or 34%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2021, we have funded our operations principally with approximately $11,951,190 (net of issuance expenses) from the issuance of shares of our Common Stock, options and loans.

The table below presents our cash flows for the periods indicated:

	Three Months Ended March 31
	2021	2020
Net cash used in operating activities	$(81,368)	$(233,636)

Net cash provided by investing activities	4,375	84

Net cash provided by financing activities	204,165	122,740

Increase (decrease) in cash and cash equivalents	$127,172	$(110,812)

As of March 31, 2021, we had cash of $370,072, as compared to $242,900 as of December 31, 2020. As of March 31, 2021, we had a negative working capital of $202,401, as compared to a negative working capital of $290,062 as of December 31, 2020. The increase in our cash balance is mainly attributable to proceeds from convertible loans.

Operating Activities

Net cash used in operating activities was $81,368 for the three months ended March 31, 2021, as compared to $233,636 for the three months ended March 31, 2020.

Investing Activities

Net cash provided by investing activities was $4,375 for the three months ended March 31, 2021, as compared to $84 for the three months ended March 31, 2020. The increase is mainly attributable to the increase in funds in respect of employee rights upon retirement.

Financing Activities

Net cash provided by financing activities was $204,165 for the three months ended March 31, 2021, as compared to $122,740 for the three months ended March 31, 2020. The increase is mainly the result of proceeds from convertible loans offset by prepaid issuance expenses.

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

As part of the January 2021 CLAs, we entered into a registration rights agreement with each of the January 2021 Lenders, whereby each of such lenders received piggyback registration rights with respect to the shares issuable upon conversion of the January 2021 Notes, for certain secondary offerings.

On May 11, 2021 and May 12, 2021, we issued an aggregate of 66,877 shares of Common Stock following the conversion of convertible promissory notes in the aggregate principal amount of $499,000 and of aggregated accrued interest amount of $11,211, at a conversion price of $7.63 per share.

On March 18, 2021, we closed an underwritten public offering (the “Offering”) pursuant to which we issued a total of 1,090,909 shares of our Common Stock at a purchase price of $11.00 per share. In connection with the Offering, we agreed to grant ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriters”), a 45-day option (the “Option”) to purchase up to 163,636 additional shares of Common Stock at the public offering price of $11.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue the Underwriters a five-year warrants to purchase up to 54,545 shares of Common Stock, at a per share exercise price equal to 125% of the Offering price per share of Common Stock. The gross proceeds from the Offering were approximately $12,000,000.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our 2020 Annual Report.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2021.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2020 Annual Report. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2020 Annual Report. The risks described in our 2020 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2020 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2020 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.INS*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 18, 2021	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
Save Foods, Inc.

	By:	/s/ Shlomo Zakai
	Name:	Shlomo Zakai
	Title:	Chief Financial Officer
Save Foods, Inc.

