Form 10-Q
period 2021-06-30
Save Foods Inc.
filed 2021-08-16
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 000-40403

SAVE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4684600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Kibbutz Alonim
Israel	3657700
(Address of Principal Executive Offices)	(Zip Code)

(347) 468 9583

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, Par value $0.0001 per share	SVFD	The Nasdaq Capital Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.0001 par value, outstanding as of August 11, 2021: 2,790,836.

As used in this Quarterly Report and unless otherwise indicated, the terms “Save Foods,” “we,” “us,” “our,” or “our Company” refer to Save Foods, Inc. and Save Foods Ltd., our 98.48% owned subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On February 23, 2021, we implemented a one-for-seven reverse stock split of our common stock, par value $0.0001 per share (the “Common Stock”) pursuant to which holders of our Common Stock received one share of our Common Stock for every seven shares of Common Stock held. Unless the context expressly dictates otherwise, all references to share and per share amounts referred to herein reflect the reverse stock split.

3

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

IN U.S. DOLLARS

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	9,305,800	242,900
Restricted cash	22,086	22,395
Accounts receivable, net	54,403	147,941
Inventories	15,236	16,356
Other current assets	706,258	65,579
Total Current assets	10,103,783	495,171

Right of use asset arising from operating lease	6,963	14,700

Property and equipment, net	45,585	55,194

Funds in respect of employee rights upon retirement	118,209	122,584
Total assets	10,274,540	687,649

Liabilities and Shareholders’ Equity ( Deficit)
Current Liabilities
Short-term loan from banking institution	7,928	7,949
Current maturities of convertible loans	-	56,250
Accounts payable	329,253	203,323
Other liabilities	862,415	517,711
Total current liabilities	1,199,596	785,233
Fair value of convertible component in convertible loans	-	54,970
Convertible loans	-	146,929
Long term loan from banking institution	3,995	8,115
Liability for employee rights upon retirement	152,992	157,855

Total liabilities	1,356,583	1,153,102

Stockholders’ Equity
Common stock, par value $ 0.0001 per share (“Common Stocks”): 495,000,000 shares authorized as of June 30, 2021 and December 31, 2020; issued and outstanding 2,776,551 shares as of June 30, 2021 and 1,606,765 shares as of December 31, 2020.	278	161
Preferred stock, par value $ 0.0001 per share (“Preferred stock”): 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; issued and outstanding 0 shares as of June 30, 2021 and December 31, 2020.	-	-
Additional paid-in capital	23,244,172	11,867,585
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(14,251,490)	(12,277,647)
	8,966,685	(436,176)
Non-controlling interests	(48,728)	(29,277)
Total stockholders’ equity (deficit)	8,917,957	(465,453)
Total liabilities and stockholders’ equity (deficit)	10,274,540	687,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2021	2020	2021	2020

Revenues from sales of products	177,477	63,566	54,403	-
Cost of sales	(14,287)	(25,686)	(11,354)	(4,911)
Gross profit (loss)	163,190	37,880	43,049	(4,911)
Research and development expenses	(296,533)	(253,343)	(226,742)	(95,707)
Selling and marketing expenses	(33,409)	(36,748)	(18,712)	(7,811)
General and administrative expenses	(1,672,707)	(513,376)	(1,419,736)	(295,297)
Operating loss	(1,839,459)	(765,587)	(1,622,141)	(403,726)
Financing income (expenses), net	(156,061)	(200,351)	120,916	(193,149)
Gain on disposal of affiliated company	-	15,690	-	15,690
Net loss	(1,995,520)	(950,248)	(1,501,225)	(581,185)

Less: Net loss attributable to non-controlling interests	21,677	7,556	19,784	4,140
Net loss attributable to the Company	(1,973,843)	(942,692)	(1,481,441)	(577,045)

Loss per share (basic and diluted)	(1.05)	(0.65)	(0.69)	(0.40)

Basic and diluted weighted average number of shares of Common Stock outstanding (1)	1,884,365	1,458,598	2,158,915	1,458,598

(1)	Prior periods results have been adjusted to reflect 7 to 1 reverse stock split in February 2021 (see note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ deficit	Non- controlling interests	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2020	1.458.598	146	10,329,571	(26,275)	-	(10,684,508)	(381,066)	(21,053)	(402,119)
Stock based compensation	-	-	35,028	-	-	-	35,028	375	35,403
Value of warrant issued in convertible loans	-	-	34,696	-	-	-	34,696	-	34,696
Comprehensive loss for three months ended March 31, 2020	-	-	-	-	-	(365,647)	(365,647)	(3,416)	(369,063)
BALANCE AT JUNE 30, 2020	1,458,598	146	10,399,295	(26,275)	-	(11,050,155)	(676,989)	(24,094)	(701,083)
Receipts on account of shares	-	-	-	-	100,000	-	100,000	-	100,000
Stock based compensation	-	-	182,313	-	-	-	182,313	1,951	184,264
Conversion of convertible loans	-	-	585,931	-	-	-	585,931	-	585,931
Comprehensive loss for three months ended June 30, 2020	-	-	-	-	-	(577,045)	(577,045)	(4,140)	(581,185)
BALANCE AT JUNE 30, 2020	1,458,598	146	11,167,539	(26,275)	100,000	(11,627,200)	(385,790)	(26,283)	(412,073)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ equity

BALANCE AT JANUARY 1, 2021	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)
Stock based compensation	-	-	83,605	-	-	83,605	895	84,500
Comprehensive loss for three months ended March 31, 2021	-	-	-	-	(492,402)	(492,402)	(1,893)	(494,295)
BALANCE AT MARCH 31, 2021	1,606,765	161	11,951,190	(26,275)	(12,770,049)	(844,973)	(30,275)	(875,248)
Issuance of shares, net of issuance costs of $1,542,138	1,090,909	109	10,457,753	-	-	10,457,862	-	10,457,862
Conversion of convertible loans	66,877	7	648,403	-	-	648,410	-	648,410
Stock based compensation	-	-	60,227	-	-	60,227	1,331	61,558
Share based compensation for services providers	12,000	1	126,599	-	-	126,600	-	126,600
Comprehensive loss for three months ended June 30, 2021	-	-	-	-	(1,481,441)	(1,481,441)	(19,784)	(1,501,225)
BALANCE AT JUNE 30, 2021 (1)	2,776,551	278	23,244,172	(26,275)	(14,251,490)	8,966,685	(48,728)	8,917,957

(1)	Prior periods results have been adjusted to reflect 7 to 1 reverse stock split in February 2021 (see note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(1,995,520)	(950,248)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	17,346	25,934
Gain on disposal of affiliated company	-	(15,690)
Increase (decrease) in liability for employee rights upon retirement	(4,863)	4,332
Stock based compensation	272,658	219,667
Expenses on convertible loans	115,972	141,926
Conversion of convertible loans		57,793
Decrease in accounts receivable	93,538	64,003
Decrease in inventory	1,120	5,035
Increase in other current assets	(680,679)	(30,516)
Increase (decrease) in accounts payable	117,786	(55,428)
Increase in other accounts payable	351,420	64,193
Net cash used in operating activities	(1,711,222)	(468,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on investment in unconsolidated entity	-	2,480
Decrease (increase) in funds in respect of employee rights upon retirement	4,375	(3,054)
Net cash provided by investing activities	4,375	(574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	274,000	135,000
Proceeds on account of shares	-	100,000
Repayments of right to use asset arising from operating lease	(6,407)	(17,435)
Repayments of long-term banking institutes	(3,852)	(3,556)
Proceeds from stock issued for cash, net of issuance costs of $1,502,138	10,497,862	-
Net cash provided by financing activities	10,761,603	214,009
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,144	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,062,900	(255,564)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	242,900	290,815

CASH AND CASH EQUIVALENTS AT END OF PERIOD	9,305,800	35,251

Supplemental disclosure of cash flow information:
Non cash transactions:
Disposal of affiliated company	-	5,087
Issuance of warrants in convertible loans	-	34,696
Conversion of convertible loans	648,410	528,138
Deferred issuance expenses	40,000	-

The accompanying notes are an integral part of the condensed consolidated financial statement

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd., an Israeli company, including preferred and Common Stock. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

Through May 13, 2021, the Company’s Common Stock was quoted on the OTC, Pink Tier, under the symbol “SAFO”. On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of Common Stock of the Company at a price to the public of $11.00 per share. The gross proceeds to the Company from this offering were $12,000,000, before deducting underwriting discounts, commissions and other offering expenses, and excluding the exercise of the over-allotment option by the underwriter, which were not exercised. The Company granted the underwriter a 45-day option to purchase up to 163,636 additional shares of Common Stock of the Company to cover over-allotments at the public offering price, less the underwriting discounts and commissions, which was not exercised by the underwriter. In addition, the Company issued to the underwriter as compensation warrants to purchase up to 54,545 shares of Common Stock (5% of the aggregate number of shares of Common Stock sold in this offering exclusive of the over-allotment option, or the underwriter’s warrants). The underwriter’s warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in the offering, or $13.75 per share. The underwriter’s warrants are exercisable at any time and from time to time, in whole or in part, during the four one half year period commencing 180 days from the effective date of the registration statement.

Commencing on May 14, 2021, the Company’s Common Stock was initially listed on the Nasdaq Capital Market under the symbol “SVFD”.

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a global pandemic. To date, the impact of the pandemic on the Company’s operations has been mainly limited to a temporary facility closure in the context of a government-mandated general lockdown, which temporary delayed certain development activities. Due to the effects of COVID-19, as of the date of this report, some of Company's employees are on temporary leave without pay (furlough), including Company's Chief Technology Officer, and we have postponed some of our planned field tests due to the current restriction on international travels. However, to date, the Company did not experience any material impact on our financial condition and results of operations due to COVID-19 However, the Company is unable to assess with certainty the extent of future impact, in part due to the uncertainty regarding the duration of the COVID-19 pandemic, its force and its effects on the markets in which the Company operates and the effects of possible government measures to prevent the spread of the virus.

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

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three and six-months ended June 30, 2021 and 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation.

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

NOTE 3 – CONVERTIBLE LOANS

On September 21, 2020, the Company entered into a series of convertible loan agreements with certain lenders to sell convertible promissory notes with an aggregate principal amount of $125,000. The outstanding loan amount of these convertible promissory notes will mature on the earlier of (i) the third anniversary of each such convertible loan agreement or (ii) a deemed liquidation event, and the lenders may convert all or any portion of the convertible promissory notes into shares of Common Stock at any time prior to a mandatory conversion event at a conversion price of $7.63 per share (collectively the “September 2020 CLAs”).

During October 2020, the Company entered into a series of additional convertible loan agreements with additional lenders to sell notes with an aggregate principal amount of $100,000, pursuant to the same terms a set forth in the September 2020 CLAs.

During January 2021, the Company entered into a series of additional convertible loan agreements with additional lenders to sell notes with an aggregate principal amount of $274,000, pursuant to the same terms a set forth in the September 2020 CLAs.

As part of the foregoing convertible loan agreements, the Company entered into registration rights agreements with each of the lenders, whereby each lender received piggyback registration rights for the shares of Common Stock issuable upon conversion of the notes.

On May 11, 2021 and May 12, 2021, the lenders of the convertible loans agreements utilized their optional conversion, of the entire balance of the convertible promissory notes in the aggregate principal amount of $499,000 and of aggregated accrued interest amount of $11,211, at a conversion price of $7.63 per share and the Company issued to the lenders an aggregate amount of 66,877 shares of Common Stock following the conversion.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of Common Stock of the Company at a price to the public of $11.00 per share – see note 1 above.

On May 15, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with investor relations services for a period of 12 months following the commencement date. As consideration for the agreement, the Company will pay the consultant an annual fee of $40,000 and issue the consultant 12,000 shares of Common Stock of the Company. On June 20, 2021, the Company issued 12,000 shares of Common Stock of the Company to the consultant. The Company estimated the value of the shares issue at $126,600.

NOTE 5 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees, directors and consultants of the Company for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	206,862	3.37
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30,2021	206,862	3.37
Number of options exercisable at June 30, 2021	139,543	3.31

The aggregate intrinsic value of the awards outstanding as of June 30, 2021 is $941,627. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 7.92 as of June 30, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation for employees and directors, for the six months ended June 30, 2021 and 2020 were $146,058 and $219,667 respectively

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – COMMITMENT AND CONTINGENT LIABILITIES

A.	On June 15, 2021, the Company signed consulting agreement with a third party according to which the consultant will provide the Company with public relations services. Based on the agreement the Company will pay the consultant a monthly fee of $3,500 and shall issue the consultant 200 shares of Common Stock of the Company on the final day of each month following the commencement date of the agreement.

B.	On June 1, 2021, the Company terminated consulting agreements previously executed on October 10, 2018, with two of its consultants and signed new consulting agreements with the same parties. According to the agreements, the consultants shall provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreement shall be effective until terminated by each of the parties by giving a 30 days prior notice. Based on the agreements, the Company agreed to pay each a monthly fee of $13,000 and $2,000 as monthly reimbursement of expenses. In addition, the Company agreed to grant the consultants with signing bonuses in the amounts of $150,000 and $250,000 net of the outstanding debt of the Company, which was $33,000 payable to each consultant. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the Consultants. In addition, each consultant shall be entitled to a special bonus upon the execution of business opportunities or upon other events the consultant assisted with (“Consultant Engagements”), authorized by the CEO or the Chairman of the Board. The special bonus shall not exceed two times each consultant’s monthly fee. As of the date of the financial statements, no such Consultant Engagements were executed.

NOTE 7 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30
	2021	2020

General and administrative expenses:
Directors compensation (*)	22,217	228,136
Salaries and fees to officers (*)	70,145	135,339
	92,362	363,475
(*) share based compensation included in the above	6,533	199,199

Research and development expenses:
Salaries and fees to officers	-	25,272

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

B. Balances with related parties and officers:

	As of June 30,
	2021	2020

Other accounts payables	173,526	258,782

C. Other information:

1.	On November 5, 2020, the board of directors of the Company appointed Mr. David Palach, to serve as Chief Executive Officer of the Company, effective as of the same date. In connection with Mr. Palach’s appointment, the parties entered into a Consulting Agreement pursuant to which the Company and Mr. Palach agreed upon, inter alia, the following engagement terms: (a) a monthly fee of $8,000, and (b) a grant of options to purchase shares of the Company’s Common Stock, which amount shall be determined by the Board on a future date. On June 17, 2021, the Board of Directors of the Company approved an amendment to the compensation of Mr. Palach, according to which he shall be entitled to a monthly fee of $14,000 and reimbursement of expenses of $500 per month. In addition, Mr. Palach shall receive a one-time grant of options to purchase shares of Common Stock of the Company representing 4.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

2.	On June 17, 2021, the board of directors of the Company approved the compensation of Vered Raz Avayo as its Chief Financial Officer, according to which she shall be entitled to a monthly fee of $8,000 and reimbursement of expenses of $500 per month. In addition, Ms. Raz Avayo shall receive a one-time grant of options to purchase shares of Common Stock of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

3.	On June 17, 2021, the board of directors of the Company approved the compensation of its Chairman of the Board, according to which the Chairman of the Board shall be entitled to a monthly fee of $5,000. In addition, the Chairman of the Board shall receive a one-time grant of options to purchase shares of Common Stock of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

4.	On June 17, 2021, the board of directors of the Company approved the compensation for each non-executive member of the board, according to which the each such member shall be entitled to an annual fee of NIS 100,000 (approximately $30,500). In addition, each such member shall receive a one-time grant of options to purchase shares of Common Stock of the Company representing 0.25% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2021, the Company and a digital communication consultant signed an Addendum to a certain Service Agreement, previously executed on October 20, 2020 (the “Original Agreement”), according to which the Company agreed to pay the consultant $15,000 as compensation for services rendered pursuant to the Original Agreement and to issue the consultant 14,285 shares of Common Stock of the Company. The Company estimates the value of the shares of Common Stock issued to be $143,279. In addition, the Company agreed to continue the Original Agreement for a period of an additional six months pursuant to which the consultant will receive a monthly fee of $10,000.

On July 12, 2021, the Company and the Chairman of the Board of Save Foods Ltd. entered into a Separation Agreement and Release according to which the consulting agreement previously executed with the former chairman was terminated effective as of July 8, 2021. According to the Separation Agreement and Release, the Company would pay the amounts accrued to the former chairman under his consulting agreement and in addition the Company compensated the former chairman for the amounts owed to him during the 90 days notice following the termination of the Separation Agreement and Release and accelerate the vesting of all unvested options granted to the former chairman.

On August 5, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with strategic consulting and digital marketing services for a period of six months commencing on September 1, 2021. As consideration for the agreement, the Company agreed to pay the consultant a total fee of $301,000 and shall issue the consultant 12,000 shares of Common Stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our 2020 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our 2020 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Furthermore, certain disclosures and references made herein apply to Save Foods Ltd., the subsidiary of Save Foods, Inc. The primary business activities and operations discussed herein are performed by Save Foods Ltd., whereas Save Foods, Inc. operates as a holding company and is the Registrant for purposes of this Quarterly Report on Form 10-Q.

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

Due to the effects of COVID-19, as of the date of this report, some of our employees are on temporary leave without pay (furlough), including our Chief Technology Officer, and we have postponed some of our planned field tests due to restrictions on international travels. However, to date, we did not experience any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, it is not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands, except share and per share data	2021	2020	2021	2020

Revenues	$177,477	$63,566	$54,403	$-
Cost of revenues	(14,287)	(25,686)	(11,354)	(4,911)
Gross (loss) profit	$163,190	$37,880	$43,049	$(4,911)

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

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2021	2020	2021	2020
Salaries and related expenses	$17,927	$38,643	$15,841	$-
Share based compensation	31,344	33,636	13,428	19,050
Professional fees	210,932	68,961	179,918	20,251
Laboratory and field tests	7,376	77,525	1,116	42,920
Other expenses	28,954	34,578	16,439	13,486
Total	$296,533	$253,343	$226,742	$95,707

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, share based compensation and other expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2021	2020	2021	2020
Salaries and related expenses	$3,414	$30,152	$2,637	$-
Share based compensation	791	(22,366)	329	983
Other expenses	29,204	28,962	15,746	6,828
Total	$33,409	$36,748	$18,712	$7,811

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts including commercial validation pilots and recruit additional employees or contractor to support our selling and marketing efforts in our targeted geographical areas.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2021	2020	2021	2020
Salaries and related expenses	$32,056	$-	$32,056	$-
Professional services	1,277,693	208,439	1,123,805	88,935
Share based compensation	112,738	205,087	47,309	162,756
Legal expenses	20,753	36,582	10,687	18,155
Other expenses	229,467	63,268	205,879	25,451
Total	$1,672,707	$513,376	$1,419,736	$295,297

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenues.

Revenues for the three months ended June 30, 2021 were $54,403, compared to $0 during the three months ended June 30, 2020. The increase is mainly a result of our sale of new products, which we commenced in the fourth quarter of 2020.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended June 30, 2021 was $11,354, an increase of $6,443, or 131%, compared to total cost of revenues of $4,911 for the three months ended June 30, 2020. The increase is mainly a result of our increase in sales for the three months ended June 30, 2021.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $43,049, an increase of $47,960, compared to gross loss of $4,911 for the three months ended June 30, 2020. The increase is mainly a result of the increase in revenues as detailed above.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended June 30, 2021 were $226,742, an increase of $131,035, or 137%, compared to total research and development expenses of $95,707 for the three months ended June 30, 2020. The increase is mainly attributable to an increase in professional fees and salary and related expenses offset by a decrease in share based compensation and in expenses associated with international travel and field trials which have been postponed due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended June 30, 2021 were $18,712, an increase of $10,901, or 139%, compared to total selling and marketing expenses of $7,811 for the three months ended June 30, 2020. The increase is mainly attributable to the increase in service providers’ delivery costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended June 30, 2021 were $1,419,736, an increase of $1,124,439, or 381%, compared to total general and administrative expenses of $295,297 for the three months ended June 30, 2020. The increase is mainly a result of the increase in professional services and compensation payable to directors following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, offset partially by a decrease share-based compensation to our employees and service providers.

Financing Expenses, Net

Financing income, net for the three months ended June 30, 2021 were $120,916, a change of $314,066, compared to total financing expenses of $193,149 for the three months ended June 30, 2020. The decrease is mainly a result of the decrease in compensation expenses related to the accrued interest and amortization expenses associated with our convertible loans which were fully converted during the three months ended June 30, 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended June 30, 2021 was $1,481,580, compared to $577,045 for the three months ended June 30, 2020, an increase of $904,535, or 157%.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenues.

Revenues for the six months ended June 30, 2021 were $177,477, an increase of $113,911, or 179%, compared to total revenues of $63,566 for the six months ended June 30, 2020. The increase is mainly a result of our sales of new products, which we commenced in the fourth quarter of 2020.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the six months ended June 30, 2021 was $14,287, a decrease of $11,399, or 44%, compared to total cost of revenues of $25,686 for the six months ended June 30, 2020. The decrease is mainly a result of the decrease in the overall cost of materials, due to our efforts to outsource production of our new solutions.

Gross Profit

Gross profit for the six months ended June 30, 2021 was $163,190, an increase of $125,310, or 331%, compared to gross profit of $37,880 for the six months ended June 30, 2020. The increase is mainly a result of the increase in revenues and the decrease in cost of revenues, as detailed above.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the six months ended June 30, 2021 were $296,533, an increase of $43,190, or 17%, compared to total research and development expenses of $253,343 for the six months ended June 30, 2020. The increase is mainly attributable to the increase in professional fees partially offset by a decrease in share based compensation and in payroll and decrease in expenses associated with international travel and field trials which have been postponed due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the six months ended June 30, 2021 were $33,409, a decrease of $3,339, or 9%, compared to total selling and marketing expenses of $36,748 for the six months ended June 30, 2020. The decrease is mainly attributable to the increase in payroll expenses and service providers used in relation to selling and marketing activities mainly associated with the termination of the employment of our former vice president of sales in February 2020 partially offset by an increase in share based compensation expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation, professional fees and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the six months ended June 30, 2021 were $1,672,707, an increase of $1,159,331, or 226%, compared to total general and administrative expenses of $513,376 for the six months ended June 30, 2020. The increase is mainly a result of the increase in professional services and compensation payable to directors following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, offset partially by a decrease share-based compensation to our employees and service providers.

Financing Expenses, Net

Financing expenses, net for the six months ended June 30, 2021 were $156,061, a decrease of $44,290, or 22%, compared to total financing expenses of $200,351 for the six months ended June 30, 2020. The decrease is mainly a result of the decrease in compensation expenses related to the accrued interest and amortization expenses associated with our convertible loans which were fully converted during the three months ended June 30, 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the six months ended June 30, 2021 was $1,973,843, compared to $942,692 for the six months ended June 30, 2020, an increase of $1,031,151, or 109%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2021, we have funded our operations principally with approximately $23,244,172 (net of issuance expenses) from the issuance of shares of our Common Stock, options and loans.

On May 13, 2021, we completed an underwritten public offering of 1,090,909 shares of Common Stock at a price to the public of $11.00 per share. The gross proceeds we received from this offering were $12,000,000 (net proceeds of $10,457,862) (the “Underwritten Offering”).

The table below presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(1,711,222)	$(468,999)

Net cash provided by investing activities	4,375	(574)

Net cash provided by financing activities	10,761,603	214,009

Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,144	-

Increase (decrease) in cash and cash equivalents	$9,062,900	$(255,564)

As of June 30, 2021, we had cash of $9,305,800, as compared to $242,900 as of December 31, 2020. As of June 30, 2021, we had a working capital of $8,904,187, as compared to a negative working capital of $290,062 as of December 31, 2020. The increase in our cash balance is mainly attributable to the Underwritten Offering described above and proceeds from convertible loans.

In view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. We may also satisfy its liquidity through the sale of its securities, either in public or private transactions.

If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing Common Stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the Common Stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Operating Activities

Net cash used in operating activities was $1,711,222 for the six months ended June 30, 2021, as compared to $468,999 for the six months ended June 30, 2020.

Investing Activities

Net cash provided by investing activities was $4,375 for the six months ended June 30, 2021, as compared to net cash used in investing activities of $574 for the six months ended June 30, 2020. The increase is mainly attributable to the increase in funds in respect of employee rights upon retirement.

Financing Activities

Net cash provided by financing activities was $10,761,603 for the six months ended June 30, 2021, as compared to $214,009 for the six months ended June 30, 2020. The increase is mainly the result of proceeds from to the Underwritten Offering described above and convertible loans.

Financial Arrangements

Since our inception, we have financed our operation primarily through proceeds from sales of our shares of Common Stock, convertible loan agreements and grants from the Israeli Innovation Authority, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry.

During January 2021, we entered into a series of convertible loan agreements with an aggregate principal amount of $274,000 that each bear interest at a rate of 5% per annum.

On May 11, 2021 and May 12, 2021, we issued an aggregate of 66,877 shares of Common Stock following the conversion of convertible promissory notes in the aggregate principal amount of $499,000 and of aggregated accrued interest amount of $11,211, at a conversion price of $7.63 per share.

On May 18, 2021, we closed the Underwritten Offering pursuant to which we issued a total of 1,090,909 shares of our Common Stock at a purchase price of $11.00 per share. In connection with the Underwritten Offering, we agreed to grant ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriters”), a 45-day option to purchase up to 163,636 additional shares of Common Stock at the public offering price of $11.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, which was not exercised by the Underwriters, and to issue the Underwriters a five-year warrants to purchase up to 54,545 shares of Common Stock, at a per share exercise price equal to 125% of the Underwritten Offering price per share of Common Stock, or $13.75. The gross proceeds from the Underwritten Offering were approximately $12,000,000.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2021.

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

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.INS*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 2021	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
Save Foods, Inc.

By:	/s/ Vered Raz Avayo
Name:	Vered Raz Avayo
Title:	Chief Financial Officer
Save Foods, Inc.

