Form 10-Q
period 2021-09-30
Save Foods Inc.
filed 2021-11-15
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 2,806,536 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

As used in this Quarterly Report and unless otherwise indicated, the terms “Save Foods,” “we,” “us,” “our,” or “our Company” refer to Save Foods, Inc. and Save Foods Ltd., the 98.48% owned subsidiary of Save Foods, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

SAVE FOODS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

IN U.S. DOLLARS

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	7,771,539	242,900
Restricted cash	54,506	22,395
Accounts receivable, net	36,802	147,941
Inventories	17,974	16,356
Other current assets	626,520	65,579
Total Current assets	8,507,341	495,171

Right of use asset arising from operating lease	146,685	14,700

Property and equipment, net	56,040	55,194

Funds in respect of employee rights upon retirement	130,987	122,584
Total assets	8,841,053	687,649

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Short-term loan from banking institution	8,049	7,949
Current maturities of convertible loans	-	56,250
Accounts payable	253,374	203,323
Other liabilities	593,139	517,711
Total current liabilities	854,562	785,233
Fair value of convertible component in convertible loans	-	54,970
Convertible loans	-	146,929
Long term loan from banking institution	2,025	8,115

Liability for employee rights upon retirement	158,562	157,855

Total liabilities	1,015,149	1,153,102

Stockholders’ Equity (Deficit)
Common stock of $0.0001 par value each (“Common Stock”): 495,000,000 shares authorized as of September 30, 2021 and December 31, 2020; issued and outstanding 2,792,836 shares as of September 30, 2021 and 1,606,765 shares as of December 31, 2020.	280	161
Preferred stock of $ 0.0001 par value: 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020.	-	-
Additional paid-in capital	23,451,533	11,867,585
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(15,538,571)	(12,277,647)
	7,886,967	(436,176)
Non-controlling interests	(61,063)	(29,277)
Total stockholders’ equity (deficit)	7,825,904	(465,453)
Total liabilities and stockholders’ equity (deficit)	8,841,053	687,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		three months ended
	September 30		September 30
	2021	2020	2021	2020

Revenues from sales of products	248,840	63,566	71,363	-
Cost of sales	(67,931)	(25,686)	(53,644)	-
Gross profit	180,909	37,880	17,719	-
Research and development expenses	(363,003)	(340,808)	(66,470)	(87,465)
Selling and marketing expenses	(102,428)	(43,482)	(69,019)	(6,734)
General and administrative expenses	(2,847,444)	(851,262)	(1,174,737)	(337,886)
Operating loss	(3,131,966)	(1,197,672)	(1,292,507)	(432,085)
Financing expenses, net	(163,837)	(206,829)	(7,776)	(6,478)
Other income	-	881	-	881
Gain on disposal of affiliated company	-	15,690	-	-
Net loss	(3,295,803)	(1,387,930)	(1,300,283)	(437,682)

Less: Net loss attributable to non-controlling interests	34,879	11,338	13,202	3,782
Net loss attributable to the Company	(3,260,924)	(1,376,592)	(1,287,081)	(433,900)

Loss per share (basic and diluted)	(1.49)	(0.92)	(0.46)	(0.28)

Basic and diluted weighted average number of shares of common stock outstanding (1)	2,188,365	1,491,833	2,786,451	1,557,778

(1)	Prior periods results have been adjusted to reflect 7 to 1 reverse stock split in February 2021 (see note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2021	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)
Stock based compensation	-	-	83,605	-	-	83,605	895	84,500
Comprehensive loss for three months ended March 31, 2021	-	-	-	-	(492,402)	(492,402)	(1,893)	(494,295)
BALANCE AT MARCH 31, 2021	1,606,765	161	11,951,190	(26,275)	(12,770,049)	(844,973)	(30,275)	(875,248)
Issuance of shares, net of issuance costs of $1,542,138	1,090,909	109	10,457,753	-	-	10,457,862	-	10,457,862
Conversion of convertible loans	66,877	7	648,403	-	-	648,410	-	648,410
Stock based compensation	-	-	60,227	-	-	60,227	1,331	61,558
Share based compensation for services providers	12,000	1	126,599	-	-	126,600	-	126,600
Comprehensive loss for three months ended June 30, 2021	-	-	-	-	(1,481,441)	(1,481,441)	(19,784)	(1,501,225)
BALANCE AT JUNE 30, 2021	2,776,551	278	23,244,172	(26,275)	(14,251,490)	8,966,685	(48,728)	8,917,957
Stock based compensation	-	-	56,041	-	-	56,041	867	56,908
Share based compensation for services providers	16,285	2	151,320	-	-	151,322	-	151,322
Comprehensive loss for three months ended September 30, 2021	-	-	-	-	(1,287,081)	(1,287,081)	(13,202)	(1,300,283)
BALANCE AT SEPTEMBER 30, 2021	2,792,836	280	23,451,533	(26,275)	(15,538,571)	7,886,967	(61,063)	7,825,904

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Number of Shares (1)	Amount (1)	Additional paid-in capital (1)	Accumulated other comprehensive income (loss)	Proceeds on account of shares	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ deficit

BALANCE AT JANUARY 1, 2020	1,458,598	146	10,329,571	(26,275)	-	(10,684,508)	(381,066)	(21,053)	(402,119)
Stock based compensation	-	-	35,028	-	-	-	35,028	375	35,403
Value of warrant issued in convertible loans	-	-	34,696	-	-	-	34,696	-	34,696
Comprehensive loss for three months ended March 31, 2020	-	-	-	-	-	(365,647)	(365,647)	(3,416)	(369,063)
BALANCE AT MARCH 30, 2020	1,458,598	146	10,399,295	(26,275)	-	(11,050,155)	(676,989)	(24,094)	(701,083)
Receipts on account of shares	-	-	-	-	100,000	-	100,000	-	100,000
Stock based compensation	-	-	182,313	-	-	-	182,313	1,951	184,264
Conversion of convertible loans	-	-	585,931	-	-	-	585,931	-	585,931
Comprehensive loss for three months ended June 30, 2020	-	-	-	-	-	(577,045)	(577,045)	(4,140)	(581,185)
BALANCE AT JUNE 30, 2020	1,458,598	146	11,167,539	(26,275)	100,000	(11,627,200)	(385,790)	(26,283)	(412,073)
Issuance of shares	45,876	5	349,995	-	(100,000)	-	250,000	-	250,000
Conversion of convertible loans	67,369	7	(7)	-	-	-	-	-	-
Exercise of warrants	28,572	3	59,997	-	-	-	60,000	-	60,000
Stock based compensation	-	-	167,037	-	-	-	167,037	1,788	168,825
Comprehensive loss for three months ended September 30, 2020						(433,900)	(433,900)	(3,782)	(437,682)
BALANCE AT SEPTEMBER 30, 2020	1,600,415	161	11,744,561	(26,275)	-	(12,061,100)	(342,653)	(28,277)	(370,930)

(1)	Prior periods results have been adjusted to reflect 7 to 1 reverse stock split in February 2021 (see note 1).

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(3,295,803)	(1,387,930)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	34,998	42,458
Gain on disposal of affiliated company	-	(15,690)
Increase in liability for employee rights upon retirement	707	4,574
Stock based compensation	480,891	388,492
Expenses on loans	116,100	141,981
Conversion of convertible loans	-	57,793
Decrease in accounts receivable, net	111,139	64,003
Decrease (increase) in inventories	(1,618)	5,035
Increase in other current assets	(600,941)	(16,094)
Increase (decrease) in accounts payable	41,665	(25,947)
Increase (decrease) in other liabilities	(56,770)	121,928
Net cash used in operating activities	(3,169,632)	(619,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on investment in unconsolidated entity	-	4,863
Purchase of property and equipment	(15,357)	-
Increase in funds in respect of employee rights upon retirement	(8,403)	(3,054)
Net cash provided by investing activities	(23,760)	1,809

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured promissory notes	274,000	135,000
Convertible loans	-	125,000
Repayments of right to use asset arising from operating lease	(20,274)	(27,272)
Repayments of long-term banking institutes	(5,829)	(5,384)
Exercise of warrants	-	60,000
Proceeds from stock issued for cash, net of issuance costs of $1,502,138	10,497,862	350,000
Net cash provided by financing activities	10,745,759	637,344
Effect of exchange rate changes on cash and cash equivalents	8,383	-

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,560,750	19,756

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	265,295	290,815

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	7,826,045	310,571
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	-	316
Non cash transactions:
Disposal of affiliated company	-	2,704
Termination of lease agreement		11,590
Issuance of warrants in convertible loans	-	53,388
Conversion of convertible loans	648,410	528,138
Deferred issuance expenses	40,000	-
Initial recognition of operating lease right-of-use assets	152,472

The accompanying notes are an integral part of the condensed consolidated financial statement

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd., including preferred and Common Stock. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

Through May 13, 2021, the Company’s common stock was quoted on the OTC Markets, Pink Tier, under the symbol “SAFO”. On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of its Common Stock at a price to the public of $11.00 per share. The gross proceeds to the Company from this offering were $12,000,000, before deducting underwriting discounts, commissions and other offering expenses, and excluding the exercise of the over-allotment option by the underwriter, which were not exercised. The Company granted the underwriter a 45-day option to purchase up to 163,636 additional shares of Common Stock of the Company to cover over-allotments at the public offering price, less the underwriting discounts and commissions. The over-allotment option was not exercised by the underwriter. In addition, the Company issued to the underwriter as compensation, warrants to purchase up to 54,545 shares of Common Stock (5% of the aggregate number of shares of Common Stock sold in this offering). The underwriter’s warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in this offering. The underwriter’s warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half year period commencing 180 days from the effective date of the registration statement.

Commencing on May 14, 2021, Company’s common stock began to be listed on the Nasdaq Capital under the symbol “SVFD”.

In March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a global pandemic. To date, the impact of the pandemic on the Company’s operations has been mainly limited to a temporary facility closure in the context of a government-mandated general lockdown, which temporary delayed certain development activities. The Company estimates that as of the date of approval of the financial statements, the COVID-19 pandemic is not expected to affect the Company’s operations. However, the Company is unable to assess with certainty the extent of future impact, in part due to the uncertainty regarding the duration of the COVID-19 pandemic, its force and its effects on the markets in which the Company operates and the effects of possible government measures to prevent the spread of the virus.

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

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations for the three and nine-months ended September 30, 2021 and 2020, and cash flows for the nine-months ended September 30, 2021 and 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – CONVERTIBLE LOANS

On September 21, 2020, the Company entered into a series of convertible loan agreements (“September 2020 CLA”) with certain lenders (“September 2020 Lenders”) to sell convertible promissory notes (“September 2020 Notes”) with an aggregate principal amount of $125,000. Whereby, the outstanding loan amount will mature on the earlier of (i) the third anniversary of each September 2020 CLA or (ii) a deemed liquidation event, and the September 2020 Lenders may convert all or any portion of the September 2020 Notes into shares of Common Stock at any time prior to a mandatory conversion event at a conversion price of $7.63 per share.

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

On May 11, 2021 and May 12, 2021, the lenders of the convertible loans utilized their optional conversion, of the entire balance of the convertible promissory notes in the aggregate principal amount of $499,000 and of aggregated accrued interest amount of $11,211, at a conversion price of $7.63 per share and the Company issued to the Lenders an aggregate amount of 66,877 shares of Common Stock following the conversion.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMON STOCK

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of Common Stock of the Company at a price to the public of $11.00 per share – see note 1 above.

On May 15, 2021, the Company signed a consulting agreement with a third party according to which the consultant will provide the Company with investor relations services for a period of 12 months following the commencement date. As consideration for the agreement the Company will pay the consultant an annual fee of $40,000 and shall issue the consultant 12,000 shares of Common Stock of the Company. On June 20, 2021, the Company issued 12,000 shares of Common Stock of the Company to the consultant. The Company estimated the value of the shares issue at $126,600.

On July 1, 2021, the Company and a consultant signed an Addendum to the October 20, 2020 Service Agreement (the “Original Agreement”) according to which the Company agreed to pay the consultant $15,000 for digital communication services as per the Original Agreement and to issue the consultant 14,285 shares of Common Stock of the Company. The Company estimates the value of the shares issued at $127,622. In addition, the Company agreed to continue the Original Agreement for an additional six months for a monthly fee of $10,000.

On August 5, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with strategic consulting and coordination of digital marketing campaigns for a period of 6 months commencing September 1, 2021. As consideration for the agreement the Company will pay the consultant a total fee of $301,000 and shall issue the consultant 12,000 shares of Common Stock of the Company of which 2,000 shares were issued as of September 30, 2021. The Company estimates the value of the shares issued at $17,952. After the balance sheet date the Company issued the Consultant an additional 4,000 shares.

NOTE 5 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees, directors and consultants of the Company for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2020	206,862	3.37
Granted	-	-
Exercised		-
Forfeited or expired	-	-
Outstanding at September 30,2021	206,862	3.37
Number of options exercisable at September 30, 2021	139,543	3.31

The aggregate intrinsic value of the awards outstanding as of September 30, 2021 is $628,861. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 6.41 as of September 30, 2021, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation, for the nine months ended September 30, 2021 and 2020 were $480,891 and $388,492, respectively

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENT AND CONTINGENT LIABILITIES

A.	On June 15, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with public relations services. Based on the agreement the Company will pay the consultant a monthly fee of $3,500 and shall issue the consultant 200 shares of Common Stock of the Company on the final day of each month following the commencement date of the agreement. After the balance sheet date the Company issued the consultant 700 shares of the Company’s common stock.

B.	On June 1, 2021 the Company terminated its October 10, 2018, consulting agreements with two of its consultants and signed new consulting agreements with the parties. According to the agreements, the consultants shall provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreement shall be effective until terminated by each of the parties by giving a 30 days prior notice. Based on the agreements the Company would pay each a monthly fee of $13,000, and $2,000 as monthly reimbursement of expenses. In addition, the Company agreed to grant the consultants with signing bonuses in the amounts of $150,000 and $250,000 net of the outstanding debt of the Company to the consultants based on their October 10, 2018 agreements in the amount of $33,000 each. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the consultants. In addition, each consultant shall be entitled to a special bonus upon business opportunities or upon other events he assisted with (“Consultant Engagements”), authorized by the CEO or the Chairman of the Board. The special bonus shall not exceed two times each consultant monthly fee. As of the date of the financial statements no bonus was recorded as no such Consultant Engagements were executed.

C.	On August 18, 2021, the Company signed consulting agreement with a consultant according to which the consultant will serve as a member of the scientific advisory board of the Company and shall provide the Company with ongoing business consulting services. Based on the agreement, the Company will pay the consultant an hourly fee of NIS 500 (approximately $155) with maximum of 15 hour per months unless agreed upon otherwise. The consultant will also be issued, subject to the approval of the Board of Directors of the Company, such number of shares of restricted common stock of the Company as is customarily issued to other directors of the Company. The agreement shall be in effect unless terminated by either one on the parties at any time upon 60 days prior notice. The terms of the grant have not yet been determined.

D.	In July 2021, the Company signed a lease agreement for office space in Tel Aviv, Israel for a period of 2 years with monthly payments of $2,900 and an option to extend the agreement for an additional 3 years with monthly payments of $3,000. In September 2021 the Company signed an additional lease agreement for office and operational space in Neve Yarak, lsrael for a period of 1 year with monthly payments of $2,000 and an option to extend the agreement for an additional 2 years with monthly payment of $2,600. These two agreements are in addition to a lease agreement in Kibutz Alonim, Israel that the Company is engaged in since January 2020. A lease liability in the amount of 146,309 and right-of-use asset in the amount of $146,685 have been recognized in the balance sheet as at September 30, 2021 in respect of these leases.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES

A. Transactions and balances with related parties

	Nine months ended September 30
	2021	2020

General and administrative expenses:
Directors compensation (*)	85,524	311,848
Salaries and fees to officers (*)	188,295	238,128
	273,819	549,976
(*) share based compensation included in the above	8,464	309,640

Research and development expenses:
Salaries and fees to officers	-	25,272
	-	25,272

B. Balances with related parties and officers:

	As of September 30,
	2021	2020

Other accounts payables	88,951	295,413

C. Other information:

1.	On November 5, 2020, the board of directors of the Company appointed Mr. David Palach, to serve as Chief Executive Officer of the Company, effective as of the same date. In connection with Mr. Palach’s appointment, the parties entered into a Consulting Agreement pursuant to which the Company and Mr. Palach agreed upon, inter alia, the following engagement terms: (a) a monthly fee of $8,000, and (b) a grant of options to purchase shares of the Company’s common stock, which amount shall be determined by the Board on a future date. On June 17, 2021 the Board of Directors of the Company approved an updated Compensation of its CEO, according to which the CEO shall be entitled to a monthly fee of $14,000 and reimbursement of expenses of $500 per month. In addition, the CEO shall receive a one-time grant of options to purchase shares of the Company representing 4.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

2.	On June 17, 2021 the Board of Directors of the Company approved the compensation of its CFO, according to which the CFO shall be entitled to a monthly fee of $8,000 and reimbursement of expenses of $500 per month. In addition, the CFO shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTIES (continue)

C. Other information (continue):

3.	On June 17, 2021 the Board of Directors of the Company approved the compensation of its Chairman of the Board, according to which the Chairman of the Board shall be entitled to a monthly fee of $5,000. In addition, the Chairman of the Board shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

4.	On June 17, 2021 the Board of Directors of the Company approved the compensation for each of members of the board, according to which the each member of the board shall be entitled to an annual fee of NIS 100,000 (approximately $30,500). In addition, each member of the board shall receive a one-time grant of options to purchase shares of the Company representing 0.25% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

5.	On July 12, 2021 the Company and the Chairman of the Board of Save Foods Ltd. (the “Director”) reached a Separation Agreement and Release according to which the consulting agreement with the Director would be terminated as of July 8, 2021. According to the agreement the Company would pay the amounts accrued to the Director under his consulting agreement and in addition the Company agreed to grant the Director with 90 days notice and accelerate the vesting of all the unvested options granted to the Director.

NOTE 8 – SUBSEQUENT EVENTS

A.	On October 5, 2021, the Company signed consulting agreement with a consultant according to which the consultant will serve as a member of the scientific advisory board of the Company and shall provide the Company with ongoing business consulting services. Based on the agreement the Company will pay the consultant a hourly fee of NIS 500 (approximately $155) with maximum of 15 hour per months unless agreed upon otherwise. The consultant will also be entitled to receive options under similar terms as the Company’s Board of Directors. The agreement shall be in effect unless terminated by either one on the parties at any time upon 60 days prior notice. The terms of any option grant have not yet been determined.

B.	On October 24, 2021, the Company signed a consulting agreement with a consultant according to which the consultant will provide the Company with consulting services related to international business development activities. Based on the agreement, the Company will issue the consultant 9,000 shares of common stock of the Company upon execution of the agreement and six installments of 12,500 shares of common stock of the Company at each of following 90 days following the execution date.

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

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SVFD.”

As of the date of this report, we did not experience any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, it is not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands, except share and per share data	2021	2020	2021	2020

Revenues	$248,840	$63,566	$71,363		$-
Cost of revenues	(67,931)	(25,686)	(53,644)
Gross (loss) profit	$180,909	$37,880	$17,719	$

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

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2021	2020	2021	2020
Salaries and related expenses	$60,327	$38,643	$42,400	$-
Share based compensation	16,050	68,657	(15,294)	35,021
Professional fees	224,001	104,574	13,069	35,613
Laboratory and field tests	15,733	86,352	8,357	7,724
Depreciation	21,871	27,222	7,972	9,107
Other expenses	25,021	15,360	9,966	-
Total	$363,003	$340,808	$66,470	$87,465

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, share based compensation and other expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2021	2020	2021	2020
Salaries and related expenses	$15,931	$30,152	$12,517	$-
Share based compensation	6,420	(21,583)	5,629	783
Professional fees	39,442	11,314	33,448	990
Commissions	20,402	-	11,342	-
Transport and storage	15,268	-	4,929	-
Other expenses	4,965	23,599	1,154	4,961
Total	$102,428	$43,482	$69,019	$6,734

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts including commercial validation pilots and recruit additional employees or contractor to support our selling and marketing efforts in our targeted geographical areas.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2021	2020	2021	2020
Salaries and related expenses	$113,839	$-	$81,783	$-
Professional services	2,134,281	319,640	801,087	140,994
Share based compensation	134,093	338,108	21,355	133,021
Legal expenses	108,473	59,785	87,720	25,203
Insurance	310,459	48,300	163,334	15,340
Other expenses	46,299	85,429	19,458	23,328
Total	$2,847,444	$851,262	$1,174,737	$337,886

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenues.

Revenues for the three months ended September 30, 2021 were $71,363, compared to $0 during the three months ended September 30, 2020. The increase is mainly a result of sales of our products, which commenced in the fourth quarter of 2020.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended September 30, 2021 was $53,644, compared to total $0 cost of revenues for the three months ended September 30, 2020. The increase is mainly a result of sales of our products, which commenced in the fourth quarter of 2020.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $17,719, compared to $0 for the three months ended September 30, 2020. The increase is mainly a result of the increase in revenues as we commenced commercial sales, as detailed above.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended September 30, 2021 were $66,470, a decrease of $20,995, or 24%, compared to total research and development expenses of $87,465 for the three months ended September 30, 2020. The decrease is mainly attributable to a decrease in professional fees and share based compensation expenses, offset by an increase in salary and related expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the three months ended September 30, 2021 were $69,019, an increase of $62,285, or 925%, compared to total selling and marketing expenses of $6,734 for the three months ended September 30, 2020. The increase is mainly attributable to the increase in salaries and related costs, service providers’ commissions and delivery costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended September 30, 2021 were $1,174,737, an increase of $836,851, or 248%, compared to total general and administrative expenses of $337,886 for the three months ended September 30, 2020. The increase is mainly a result of the increase in professional services, insurance costs and compensation payable to directors following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, offset partially by a decrease in expenses associated with share-based compensation to our employees and service providers.

Financing Expenses, Net

Financing income, net, for the three months ended September 30, 2021 were $7,776, an increase of $1,298, compared to total financing expenses of $6,478 for the three months ended September 30, 2020.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended September 30, 2021 was $1,287,081, compared to $433,900 for the three months ended September 30, 2020, an increase of $853,181, or 197%. The increase is mainly a result of the increase in general and administrative expenses following the listing of our Common Stock on the Nasdaq Capital Market, as described above offset partially by increase in gross profit.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenues

Revenues for the nine months ended September 30, 2021 were $248,840, an increase of $195,274, or 307%, compared to total revenues of $63,566 for the nine months ended September 30, 2020. The increase is mainly a result of our sales of new products, which we commenced in the fourth quarter of 2020.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the nine months ended September 30, 2021 was $67,931, an increase of $42,245, or 164%, compared to total cost of revenues of $25,686 for the nine months ended September 30, 2020. The increase is mainly a result of the increase in salaries and related expenses offset by a decrease in the overall cost of materials, due to our efforts to outsource production of our new products.

Gross Profit

Gross profit for the nine months ended September 30, 2021 was $180,909, an increase of $143,029, or 378%, compared to gross profit of $37,880 for the nine months ended September 30, 2020. The increase is mainly the result of an increase in revenues and a decrease in cost of revenues, as detailed above.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the nine months ended September 30, 2021 were $363,003, an increase of $22,195, or 7%, compared to total research and development expenses of $340,808 for the nine months ended September 30, 2020. The increase is mainly attributable to the increase in professional fees and in payroll expenses partially offset by a decrease in share based compensation expenses and decrease in expenses associated with international travel and field trials, which were postponed due to COVID-19.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the nine months ended September 30, 2021 were $102,428, an increase of $58,946, or 136%, compared to total selling and marketing expenses of $43,482 for the nine months ended September 30, 2020. The increase is mainly attributable to the increase in service providers and commissions in relation to selling and marketing activities as well as share based compensation expenses mainly associated with the termination of the employment of our former vice president of sales in February 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation, professional fees and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the nine months ended September 30, 2021 were $2,847,444, an increase of $1,996,182, or 234%, compared to total general and administrative expenses of $851,262 for the nine months ended September 30, 2020. The increase is mainly a result of the increase in professional services and compensation payable to directors following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, increase in insurance costs and payroll and related expenses, offset partially by a decrease in share-based compensation to our employees and service providers.

Financing Expenses, Net

Financing expenses, net, for the nine months ended September 30, 2021 were $163,837, a decrease of $42,992, or 21%, compared to total financing expenses of $206,829 for the nine months ended September 30, 2020. The decrease is mainly a result of the decrease in compensation expenses related to the accrued interest and amortization expenses associated with our convertible loans which were fully converted during the three months ended June 30, 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the nine months ended September 30, 2021 was $3,260,924, compared to $1,376,592 for the nine months ended September 30, 2020, an increase of $1,884,332, or 137%. The increase is mainly a result of the increase in general and administrative expenses following the listing of our Common Stock on the Nasdaq Capital Market, as described above offset partially by increase in gross profit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through September 30, 2021, we have funded our operations, principally with approximately $23,463,738 (net of issuance expenses), from the issuance of shares of our Common Stock, options and loans.

On May 13, 2021, we completed an underwritten public offering of 1,090,909 shares of Common Stock at a price to the public of $11.00 per share. The gross proceeds we received from this offering were $12,000,000 (net proceeds of $10,457,862) (the “Underwritten Offering”).

The table below presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(3,169,632)	$(619,397)

Net cash provided by (used in) investing activities	(23,760)	1,809

Net cash provided by financing activities	10,745,759	637,344

Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,383	-

Increase in cash, cash equivalents and restricted cash	$7,560,750	$19,756

As of September 30, 2021, we had cash of $7,771,539, as compared to $242,900 as of December 31, 2020. As of September 30, 2021, we had a working capital of $7,652,779, as compared to a negative working capital of $290,062 as of December 31, 2020. The increase in our cash balance is mainly attributable to the Underwritten Offering offset by our cash used in operations.

Operating Activities

Net cash used in operating activities was $3,169,632 for the nine months ended September 30, 2021, as compared to $619,397 for the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities was $23,760 for the nine months ended September 30, 2021, as compared to net cash used in investing activities of $1,809 for the nine months ended September 30, 2020. The increase is mainly attributable to the increase in funds in respect of employee rights upon retirement and the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $10,713,367 for the nine months ended September 30, 2021, as compared to $637,344 for the nine months ended September 30, 2020. The increase is mainly the result of proceeds from to the Underwritten Offering described above.

Financial Arrangements

Since our inception, we have financed our operation primarily through proceeds from sales of our shares of Common Stock, convertible loan agreements and grants from the Israeli Innovation Authority, or the IIA, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry.

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

On May 18, 2021, we closed the Underwritten Offering pursuant to which we issued a total of 1,090,909 shares of our Common Stock at a purchase price of $11.00 per share. In connection with the Underwritten Offering, we agreed to grant ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), a 45-day option to purchase up to 163,636 additional shares of Common Stock at the public offering price of $11.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue the Underwriter a five-year warrant to purchase up to 54,545 shares of Common Stock, at a per share exercise price equal to 125% of the Underwritten Offering price per share of Common Stock. The gross proceeds from the Underwritten Offering were approximately $12,000,000.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and due to certain material weaknesses identified by management, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2021.

In connection with the audit of our 2020 annual consolidated financial statements, we identified a material weakness in our internal control over financial reporting due to (1) the size of the Company and available resources and limited personnel to assist with the accounting and financial reporting functions, which resulted in a lack of segregation of duties, (2) lack of a full time Chief Executive Officer and Chief Financial Officer tasked with overseeing day–to-day operations and the financial reporting functions and (3) lack of an independent audit committee capable of providing management oversight. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

In light of the material weakness, we performed additional analyses and other post-closing procedures and hired an additional accounting personnel to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, our CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

We began remediation efforts of the aforementioned material weakness during the second quarter of 2021 for our accounting of non-routine complex transactions control by, inter alia, hiring additional finance personnel, appointing a full-time Chief Executive Officer and Chief Financial Officer, both of which have financial expertise, and establishing an independent audit committee that provide management oversight. We continue to evaluate our internal and external technical accounting resources to ensure they are appropriate for us and our needs. Additionally, there is a renewed emphasis on our process going forward for the initial identification of potential contracts and transactions that may be non-routine and complex during a reporting period, and then conducting the necessary procedures with the full internal accounting team and external consultants to review and research the proper guidance and approach toward such accounting.

We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting as described above.

The material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time, and after management has concluded, through testing, that the control is operating effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On August 2, 2021, we issued 14,285 shares of Common Stock to a consultant of the Company in exchange for investor relations and public relations services rendered to the Company.

On each of August 27, 2021 and September 30, 2021, we issued an aggregate of 4,000 shares of Common Stock to a consultant of the Company in exchange for investor relations and public relations services rendered to the Company.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act, and/or Regulation S under the Securities Act.

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

Date: November 15, 2021	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
Save Foods, Inc.

By:	/s/ Vered Raz Avayo
Name:	Vered Raz Avayo
Title:	Chief Financial Officer
Save Foods, Inc.

