Form 10-K
period 2021-12-31
Save Foods Inc.
filed 2022-03-31
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-56100

SAVE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4684680
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

730 NW 107 Avenue Miami, Florida, 33172

(Address of principal executive offices) (Zip Code)

(347) 468 9583

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SVFD	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was $20,635,900. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 31, 2022, there were 2,833,036 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our Company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Those risks and uncertainties include, among others:

●	our expectations regarding our short and long-term capital requirements;

●	our history of operating losses and expectation to incur additional losses in the future;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials;

●	commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our marketing plans;

●	our activity in the civilian market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability to satisfy or maintain compliance in the U.S. (including the U.S. Food and Drug Administration, the United States Environmental Protection Agency and the California Department of Pesticide Regulation), and international regulatory requirements and obtain required approvals for sales or exports of our products;

●	our ability to achieve regulatory approvals and registration in the United States and abroad (Mexico, Israel, Spain and Italy), which might take longer than expected;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our plans to continue to invest in research and development;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our reliance on rapidly establishing global distributorship network in order to effectively market our products;

●	results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals;

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to grow both domestically and internationally;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	our business and operations may be affected by climate change conditions, which could materially harm our financial results;

●	risks relating to portfolio concentration;

●	risks relating to international expansion of our business and operations;

●	the effect of COVID-19 on our business; and

●	information with respect to any other plans and strategies for our business.

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

On February 23, 2021, we implemented a one-for-seven reverse stock split of our common stock pursuant to which holders of our Common Stock received one share of our Common Stock for every seven shares of Common Stock held. Unless the context expressly dictates otherwise, all information in this Annual Report relating to shares or price per share reflects the foregoing reverse stock split.

Part I

Item 1. Business

Company Overview

We are an agri-food tech company specializing in eco crop protection that helps reduce food waste and ensure food safety. We develop eco-friendly “green” treatments for the food industry. Our treatments are developed to improve the food safety and shelf life of fresh produce. We do this by controlling human and plant pathogens, thereby reducing spoilage, and in turn, reducing food loss.

Our treatments are based on Save Foods’ proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Save Foods products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” treatments are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our active ingredients do not leave any toxicological residues on the fresh produce we treat. In contrary, by forming a temporary protective shield around the fresh produce we treat, our products make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

The U.S. Food and Drug Administration (the “FDA”) Food Safety Modernization Act (the “FSMA”) is transforming the United States’ food safety system by shifting the focus from responding to foodborne illness to preventing it. According to the recent data from the Centers for Disease Control and Prevention, approximately 48 million people in the United States get sick each year from foodborne diseases. We believe this is a significant public health burden that is largely preventable. Since 2011, the FDA has had a legislative mandate to require comprehensive, science-based preventive controls across the food supply. In the context of fresh produce at packing houses, the FDA’s final produce safety rule (with an initial compliance date of January 26, 2018) provides for the use of sanitizers to ensure produce is cleaned from human pathogens.

In addition, most conventional chemical pesticides (fungicides), which are currently used to protect fresh produce from microbial spoilage and reduce food waste, are potentially toxic, they remain on fruit peel and present health concerns, while also polluting the environment. Therefore, the use of these products is strictly regulated and their residue on food and on the environment are carefully monitored. Today’s trends led by both consumers and regulatory bodies are to significantly reduce the use of fungicides and switch to greener solutions. In a series of studies conducted in collaboration with a large post-harvest service company during the second quarter of 2020, our products have shown impressive results in extending the shelf life of fresh produce in “organic” (where no fungicides are used at the post-harvest stage) and conventional (where fungicides are being used at the post-harvest stage) settings. On average, our products may reduce the rotten fruits at the retail level by 50%.

We have a unique opportunity to make a positive difference throughout the food value chain from field to fork and address two of the major’s challenges in the food industry today — safety and waste. We target major markets that use conventional chemical pesticides and sanitizers, including the pre- and post-harvest market, the greenhouse market and the fresh-cut market, where our “green” treatments are used as alternatives for, or mixed with, conventional products in order to reduce (i) health and environmental concerns, and/or (ii) microbial resistance that has reduced the efficacy of conventional chemical pesticides.

Recent Developments

Commercial Developments

On February 7, 2022, we announced that Mehadrin Tnuport Export L.P. (“Mehadrin”), began using our green treatment in their citrus packing houses. Mehadrin is Israel’s largest grower and exporter of citrus produce, a well-known distributor for major retailers in Europe, North America and Asia, and a global supplier of Jaffa brand oranges.

Earlier, on January 24, 2022, we announced that following a series of successful trials, Galilee Export informed each of its suppliers that it must apply our treatments to all bell peppers in Galilee Export’s supply chain. Galilee Export is the second largest exporter of fruit and vegetables in Israel, with sales of over $200 million a year. Thereafter, on February 23, 2022, Galilee Export announced it began using our treatment on all of its avocados, after Galilee Export reported to us that our treatment kept its avocados fresh and in good condition for up to twice as long compared to conventionally treated produce.

Key Regulatory Approvals

On November 9, 2021, we announced the registration of our product, SavePROTECT™️, by the California Department of Pesticide Regulation (CDPR). California is a consistent leader in innovative and environmentally sensitive policies with the most comprehensive state pesticide regulation program in the United States. Applications with the CDPR are only approved for registration after a rigorous evaluation process that includes a peer-reviewed, scientific assessment of risk to all populations and the environment.

On February 17, 2022, we announced that our products are now registered by NSF International, a leading global independent public health and safety organization. Products with an NSF certification mark meet all standard requirements, and undergo testing and regular inspections to check they continue to comply with the standard. The mark confirms that a product has been impartially reviewed and that labeling and claims have been objectively verified.

Global Expansion – Turkey

On September 17, 2021, we announced our engagement with a local commercial post-harvest expert in Turkey with the intention of introducing us to local post-harvest operators with ties to the European Union (EU) produce market. Thereafter, on November 8, 2021, we announced the addition of Özler Tarim, a leading Turkish packing house, to our commercial program, which included a first step of launching a large commercial scale pilot in Turkey.

On March 2, 2022, we announced that the citrus packing house of Turkish packer Kalyoncu Nakliyat Turizm Ticaret ve Sanayi Limited Şirketi (“Kalyoncu”) became our first commercial customer in Turkey. Kalyoncu submitted a purchase order for the remaining citrus season of 2021-2022, and also indicated its intent to purchase additional products for the 2022-2023 citrus season.

Advisory Board

On August 2, 2021, our board of directors established a scientific advisory board (the “Advisory Board”), which consists of Art Dawson, PhD and seasoned veteran in the post-harvest space, Dror Eigerman, Chief Executive Officer of Galilee Export, and Dr. Adi Zuloff-Shani, Chief Technology Officer of SciSparc Ltd. and Chief Executive Officer of Clearmind Medicine, Inc. The Advisory Board was established by our board of directors to assist us in developing market awareness to our products and business, and to help facilitate the sales of our products and treatments.

Industry Overview and Market Opportunity

Background

The world’s population is expected to grow to almost 10 billion people by 2050, boosting agricultural demand by some 50%. Providing healthy and safe food to feed the world’s population is one of the biggest challenges of the twenty first century, accentuated with the backdrop of of a fragile global economy. Globally, around one-third of the food produced (estimated at circa 1.3 billion tons), is lost or wasted along the food chain – from production to consumption.

Fruits and vegetables are considered essential food commodities and demonstrate their best benefits when consumed fresh. Consumption as well as production of fresh fruit and vegetables is growing globally; in 2020, the global production of fresh fruit amounted to about 887 million tons, while the production of fresh vegetable amounted to about 1.09 billion tons (2018). According to a report published by Technavio in October 2020, the fresh food market size has the potential to grow by 337.76 million tons from 2020 to 2024, growing at a CAGR of almost 3% during the forecast period, and the market’s growth momentum will accelerate during the forecast period due to the steady increase in year-over-year growth. In the United States, according to a report by Grand View Research, increasing health awareness among the U.S population and potential development of secondary diseases due to obesity and unhealthy eating habits are propelling the market of fruit and vegetables to reach an estimated $1.1 billion by 2025.

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

Markets require many types of produce to be washed prior to sale in order to remove dirt and other debris. Produce can be contaminated with foodborne pathogens before it enters the packing house, and these pathogens cannot be seen with the naked eye. Inability to visually spot pathogens makes the washing step one of the most important steps in packing because, if washing process is not controlled, it can become a source of cross-contamination (when foodborne pathogens fall off contaminated produce into the water where they can contaminate more produce). These washing steps are defined by the packing house safety managers as critical point because water mixed with organic materials are good conditions for pathogens to develop. Therefore, the use of sanitizers should be introduced during the washing step because they are, most of the time, one of the last treatments applied before the produce meets the consumer. Sanitizers are designed to inactivate/kill any bacteria in the water, drastically reducing the possibility of cross-contamination. We believe this represents a significant opportunity for us.

Food Loss

The Food and Agriculture Organization of United Nations predicts that about one-third of the food produced globally is wasted or lost every year. Approximately 644 million tons of fruits and vegetables are thrown away each year (representing 42% of the total food wasted every year). A report published in April 2020, generated by the European Innovation Partnership Agricultural Productivity and Sustainability, estimates that in Europe an estimated 9 million tons of food is lost at the production stage (farm), while up to 16.9 million tons are lost at the processing stage (packing houses, etc.).

Much of this loss is caused by spoilage, which can be caused by microorganisms – primarily fungi and mold. In addition, mold and fungi represent the highest numbers of incidents of post-harvest microbial diseases in fresh produce worldwide. Taken together, it is estimated that nearly a third of all food grown is lost between the time that it is grown and harvested and the time that it is packaged for retail sale. Such waste equates to roughly $680 billion in industrialized countries and $310 billion in developing countries.

Post-harvest losses due to spoilage represent a significant problem along the supply chain and lead to profit losses in the millions. The main causes of these losses are pest or disease infestation and incorrect storage conditions, which lead to rotting or loss of fresh mass. Fruits and vegetables are largely damaged after harvest by fungi and other pathogens. It is estimated that an average of 45% of harvested fruit and vegetables are lost globally. Post-harvest diseases have been identified as the greatest cause of post-harvest losses in fruits and vegetables, causing significant economic losses. It is estimated that approximately 20 to 25% of the fruit and vegetables harvested are lost due to microbial spoilage during post-harvest handling in developed countries. Furthermore, the demand for fresh fruits and vegetables, especially exotic tropical fruit has contributed to the demand for post-harvest treatments to increase shelf life and maintain quality, resulting in more efficient export trade.

Today, the most common way to protect fresh produce and prevent loss is the use of hazardous chemicals such as fungicides in post-harvest applications. Post-harvest diseases are generally controlled by fungicides. Systemic (non-organic) fungicides, are one of the most commonly used fungicides, for example, non-organic citrus fruits are completely covered by the fungicides, and the residue is persistent for the life of the fruit providing protection. However, as they tend to affect a single biochemical pathway within the pathogen, fungi may readily develop resistance to systemic fungicides. To avoid potential issues with resistance, maximum concentration of fungicides will be generally used to ensure highly efficient eradication of the targeted pathogen which leaves high residue level on the treated produce. Such high concentration levels may have severe negative effects on human health, and the environment mainly due to the carcinogenic and/or teratogenic properties of the compounds, and by their cumulative toxic effects.

The effects of exposure to these hazardous chemicals on humans and the environment are a continuing concern as they are intrinsically toxic and pollute the environment through wastewater discharge from the packing house or a discarded fruit. Therefore, the agricultural use of certain pesticides (in the field or in the packing house) has been significantly reduced or abandoned in some countries leaving the growers with significant challenges.

To control and monitor the potential negative impacts pesticides might have over time, regulatory agencies that regulate pesticides – for example, the EPA, the Pest Management Authority Agency in Canada, and the European Food Safety Authority (“EFSA”) in Europe, have defined a maximum residue level (the “MRL”) that can be present on the treated produce. Additionally, more countries require an MRL for the commodity to be imported into their country. As there is increased awareness regarding compliance with MRLs, MRLs have become a much greater concern. These changes have also impacted the market and we believe that consumers spearheaded this change by demanding organic or pesticide-free foods. Recently, consumers have increasingly wanted to understand where and how their food is grown. Retailers and processors have capitalized on what they view as an opportunity to offer more information to consumers. It is more common now for retailers and processors to ask which products have been used on the commodities they are purchasing. There are also retailers and processors banning the use of certain products, requiring any residues to be below the established MRLs. The reduction in MRLs results in lower efficacy of fungicide and increased loss.

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

As consumer demand for organic fruits and vegetables is increasing globally and there is an increasing promotion by government organizations for the adoption of environmentally friendly pesticides, the biorational pesticides market, estimated at $2.78 billion in 2017, is projected to reach a value of $5.02 billion by 2022, at a compound annual growth rate (the “CAGR”) of 12.5% from 2017. A biorational pesticide is a term used to define any pesticide material that causes relatively no harm to humans or animals and does little or no damage to the environment. We believe that our products could be defined as biorational products.

Analysts have predicted that the organic fresh food market will reach a CAGR of almost 15% by 2023. The market size will increase by $62.23 billion during the forecast period from 2019 to 2023. In addition, strict regulations have been imposed on the usage of pesticides and GMO-produced crops worldwide. This, in turn, has influenced consumer demand for organic fruits and vegetables.

Case Study – Citrus Fruit

Citrus fruit, which represent one of the main fruits produced worldwide with more than 100 million tons produced worldwide, can be infected by many fungal pathogens, and these pathogens can cause considerable losses during storage and transportation. Losses are mainly caused by Penicillium digitatum, P. italicum, Aspergillus flavus and Alternaria alternata for citrus fruit. Post-harvest treatments such as thiabendazole, imazalil, sodium ortho-phenil phenate or other active ingredients have been used for many years. They are currently the most commonly used fungicides effective for controlling post-harvest fungal pathogens in citrus and they are used in citrus packing houses to maintain fresh fruit, control post-harvest decay, and extend fruit shelf life. However, significant problems such as environmental issues and health concerns have risen in the citrus industry due to chemical residues or the occurrence of pathogenic resistant strains which require the use of even higher concentration of these post-harvest treatments. However, currently, the residues of imazalil on citrus fruits is being revised by the European Commission. The EFSA put forward a proposal in 2018 to cut the MRL for imazalil from 5 milligrams per kilogram to 0.01 milligrams per kilogram, causing worry among Europe’s main citrus producing countries and packers exporting their produce to European countries. Due to the significant impact this proposal could have on the citrus industry, the European Council has decided, in the meantime, to start reducing imazalil residues to four milligrams per kilogram for citrus fruit for a limited period of time to allow the citrus industry an extra time to find green and safe alternatives. Our treatments have already shown its benefits in reducing significantly the residues of imazalil while maintaining the produce shelf life.

Current Market Drivers and Trends

In addition to food safety and food waste concerns, the following market drivers are also shaping the food industry by setting standards and conditions on the main actors in the industry:

●	Focus of consumers on health characteristics: consumers are more aware and conscious of the health characteristics of the food they consume. Consumers pay more attention to the qualities of the fresh produce they buy. Particularly in the United States and Europe, products such as berries, avocados, mangoes, pomegranates, papayas and sweet potatoes are gaining popularity and considered “super foods,” and these products are showing a strong annual import growth of 10% to 20%.

●	Increasing demand for organic produce: the demand for organic products is growing rapidly particularly in Europe and North America, and is closely related to consumer interest in healthy and pure eating. While the increasing demand created potential for oversees supply, it can be challenging and expansive for exporters in tropical climates to comply with the increasingly demanding organic standards.

●	Success of retailers determined by quality of produce: a recent report by Fruit Logistica published in 2019, based on consumer surveys that involved almost 7,000 consumers in 14 different markets across Europe and North America, demonstrated the increased importance of fresh produce for the profitability of food retailers. According to the report, when choosing the place to buy their groceries, consumers focus on the quality of the stores’ fresh food, with freshness of fruits and vegetable being their top priority. The report also showed that customers who are satisfied with the store’s fresh food quality, would visit the store more frequently than those who are not. In addition, consumers are also willing to pay more for better-quality produce and their basked will be 4% larger.

●	Promoting sustainability: a large range of sustainability aspects are directly related and affected by the fresh produce industry. Food waste accounts for 8% of global greenhouse gas emissions. Both consumers and businesses, are becoming more aware of the growing importance of sustainability issues. As consumers increasingly embrace social causes, they seek products and brands that align with their values. According to a recent analysis published by Research Insights, nearly six in 10 consumers surveyed are willing to change their shopping habits to reduce environmental impact, nearly eight in 10 respondents indicated sustainability is important for them, and among those respondents that indicated that sustainability is very or extremely important, over 70% indicated that they would pay a premium of 35%, on average, for brands that are sustainable and environmentally responsible. Increasing number of companies in the fresh food sector are investing in sustainability. Survey conducted by Champions 12.3 in 2017 showed that 99% of businesses that invested in reduction of food loss and waste, received a net positive financial return. Primary production companies are investing in aspects of food losses, energy efficiency and carbon footprint, through innovations such as drying produce, on-farm and off-grid cold rooms and post-harvest treatments.

●	Food retailers seek to reduce their waste and maximize their revenues: more than eight million tons of food are wasted every year in the United States in the retail sector alone, which translates into $18 billion in lost value (cost of waste) every year. Some retailers, including Walmart, have already committed to implement a zero-waste policy by 2025. Prevention solutions across the retail value chain offer the highest returns to retailers and are growing the fastest.

●	Regulators are promoting the use of safer chemical-based product: for example, the EPA offers a “Safer Choice” label that product manufacturers may use on qualifying products to help consumers and commercial buyers identify products with safer chemical ingredients. The EPA requires that every chemical, regardless of percentage, in a Safer Choice-certified product is evaluated and allows only the safest ingredients.

●	Increasing investment in foodtech and agritech companies: according to a recent report published by AgFunder, a venture capital firm active in the foodtech and agritech, startups developing agri-food tech solutions and products, raised approximately $26.1 billion in 2020, a 15.5% year-over-year increase. Reduction of food waste, extension of the shelf life of fresh produce and reduction of the use of pesticides are main focus of the industry and many companies are addressing these objectives, including:

The increased consumption of fruits and vegetables in combination with the current regulation and consumers’ demand for healthier food has placed a greater burden on the fresh produce industry to provide food products that are fresher in quality, demonstrate an extended shelf life and are safer to consume.

The aforementioned changes provide a unique opportunity for us to introduce our products and treatments. We are aiming to become a significant player in post-harvest green produce treatment, fully responsive to the world’s ongoing change in fruit and vegetables consumption, food safety requirements as well as regulations and consumer demand to eliminate the use of hazardous chemicals.

Our Core Products and Treatments

Our innovative products address what we believe to be two of the most significant challenges in the food industry: increase food safety and reduce food loss. Our main product lines consist of a proprietary blend of organic food acids applied in post-harvest applications, which is designed to work together with an oxidizing agent (Save Foods treatment) in order to improve food safety and increase fruit and vegetable’ shelf life by reducing microbial spoilage.

The main steps in post-harvest applications are cleaning, sanitization and coating (wax). Our treatments address the cleaning and sanitization application points which are the critical first steps for preserving the quality of fresh produce by controlling microbial contamination related to food safety (e.g., Listeria, Salmonella, E. coli) and food loss due to microbial spoilage (e.g., fungi, mold and yeast). In general, the current process includes an initial washing step to remove soil and other debris, which improves the product appearance and lowers the product temperature. The next step includes sanitation or disinfection methods combined with fungicides that can further reduce the presence and prevent the transfer of spoilage and pathogenic microorganisms on fresh produce surfaces. The last step usually includes application of wax sometimes combined with an additional application of fungicides to prevent or reduce physiological changes and risks of spoilage. Our main products and treatments are applied at the cleaning and sanitization steps.

One of the main advantages of our treatments based on our food acid blend is its non-toxic residues that are providing protection to the treated produce. And we believe that all the blend ingredients are recognized by the FDA as GRAS when used as intended in fruit and vegetable wash applications. Moreover, they significantly reduce or eliminate the need for additional post-harvest applications with conventional fungicide by at least 50%, and in some cases entirely, and can reduce food waste due to spoilage by up to 50% (see results below on easy peelers and mango).

Our main products are:

●	Processing Aids – SavePROTECT or PeroStar: post-harvest application added to fruit and vegetable wash water as a processing aid to peracetic acid (oxidizing agent) to increase its efficiency against plant pathogens and reduce produce loss; and

●	Sanitizers - SF3HS and SF3H: post-harvest cleaning and sanitizing solution to control both plant and foodborne pathogens to ensure both food safety as well as increase produce’s shelf life.

Processing Aids – SavePROTECT or PeroStar

Processing aids are products that are intended to be used with other products to aid the application or enhance the effect of that product. Save Foods processing aids, which are marketed as SavePROTECT in the Americas and PeroStar in the rest of the world, are based on our proprietary blend of food acids and are added to the wash water at the cleaning and sanitization stages simultaneously with a low concentration of peracetic acid (“PAA”), the active agent. This food acid blend serves several functions:

●	SavePROTECT/PeroStar keeps the process wash waters at a relatively low stable pH level. We have observed that low pH levels strengthen the effectiveness of the PAA and the fungicide used which result in increased sanitation and biocide activity;

●	PAA-based products are used as disinfectant in wash water. When used with PAA-based products, SavePROTECT/PeroStar may optimize the efficacy of PAA and eliminates the strong odor of PAA, creating a more friendly and safe working environment;

●	When used with fungicides, including imidazole, imazalil, thiabendazole, etc. – most commonly used fungicides – SavePROTECT/PeroStar may optimize the efficacy of the fungicides used and prevent resistance buildup;

●	SavePROTECT/PeroStar helps to clean the fruit surface and can improve the performance of the wax applied leading to an improved appearance of treated fruit by leaving a glossy finish on the outer skin of the fruit; and

●	SavePROTECT/PeroStar helps to extend shelf life.

During 2020, we ran a series of proof of concept and small trials in collaboration with commercial partners on pears, avocado, easy peelers, lime, mango, bell pepper, lemons, fresh cut vegetables and figs. During 2021 and the first quarter of 2022, we initiated a proof of concept in bananas, lychee, berries, pomegranate, broccoli, tomato and eggplant. As of December 31, 2021, we have commenced sales and fully commercialized our treatment with respect to easy peelers, lime, bell peppers, dates and avocado.

Results on Berries

Berries are easily perishable and maintaining fresh quality after harvest depends on proper handling, transportation, and storage. If berries are not properly handled during and after the harvest, they lose nutritional and monetary value.

Strawberries, raspberries, black raspberries, blackberries, and blueberries are picked fully ripe for best appearance and eating quality. Because they are so delicate and easily damaged, they are usually picked directly into final containers to minimize handling, so grading and sorting of damaged or decaying fruit happens as the crop is picked. Even when they are handled under optimal harvesting temperature and humidity conditions, their shelf life is still short compared to most fruits and vegetables. Finally, even though it is common knowledge that consumers should be washing the berries before consuming them, this doesn’t always happen. That makes farm food safety procedures crucial to minimize the risk of spreading foodborne pathogens.

During the fiscal quarter ended December 31, 2021, and the fiscal quarter ended March 31, 2022, we began working with raspberries and strawberries producers to apply our treatments with the goal to extend their shelf life. The results of the trials have shown that for raspberries, our treatments have reclaimed 80% of the raspberries that would otherwise have gone to waste. The trial pushed the boundaries of the raspberries’ shelf life, with 10 days in cold storage and three more days at room temperature, after which three times as many berries were viable to be sold. For strawberries, our treatment have shown a waste reduction of 85% after 15 days.

Results on Avocado

During September 2021, we began a commercial pilot with Milopri, the avocado packer of Galilee Export, to evaluate Save Foods’ treatment on avocados. While our application was applied on the packing line, boxes of avocado were put aside for shelf-life evaluation. After 16 days at room temperature, the avocado treated with our treatment showed the lowest percentage of decay resulting in two times more avocado available for consumption.

Results on Bell-peppers

The Arava region in the south of Israel produces approximately 60% of all the fresh vegetables that Israel exports, and bell peppers are its leading exported vegetable. At the beginning of the bell pepper season (September 2021), we began commercial pilots in two large packing house in order to evaluate the benefits of our treatment as applied to bell peppers.

Our treatments have shown a decay reduction compared to the current industry standards and have maintained the firmness of the bell pepper overtime. While Israeli packers in the region are struggling to maintain a reasonable shelf life for their produce during the export process, our treatments have shown a significant improvement in export performance. The foregoing pilot demonstrated that bell peppers, after applying our treatment, sustained 70% less decay after 28 days (23 days in cold storage and an additional five days at room temperature) translating into 20% more bell peppers to sell and consume.

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

To ensure the efficacy of the products, it is customary to deliberately infect the fruit with the target pathogen at a concentration of around 10 and to inoculate it for 16 to 24 hours before treatment. Following the treatments, the fruit was stored in cold storage for between 9 to 21 days and then stored in room temperature for shelf-life evaluation.

During these months, we ran a series of trials from small scale/lab test (between 350 to 500 fruits per trial) to semi-commercial application (more than 1000 fruits per trial). The semi-commercial pilots were run in Ashkelon, Israel on the packing line of Mehadrin in Israel, a well-know and recognized citrus packer. As of January 2022, Mehadrin is applying our treatments on produce in one of its packing-lines in Ashkelon, Israel, in which Mehadrin has reported a reduction of 50% of pesticide usage.

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

We expect to start our commercial activities during the upcoming mango season in 2022.

Results on Limes

Following a successful pilot in Mexico on Persian lime (where SavePROTECT has reduced to zero the fruit decay after 21 days as shown in the graph below), the packing house bought its first batch to start its utilization of our product. Thereafter, and beginning in June 2021, the packing house began applying our treatment to all of its packing facilities in Mexico.

Based on these results, food retailers may benefit from additional income of up to $126 per ton of limes assuming a conservative average price of $3,000 per ton (based on an average price per pound lime of $1.49 in 2019), as presented in the graph below.

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

Commercialization Stage

The table below summarizes our commercialization efforts and activities as of March 31, 2022.

	Easy peeler	Lime	Avocado	Bell pepper	Lemon	Dates
California, USA	v
Israel	v		v	v	v	v
Mexico		v
Turkey	v				v

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

We plan to conduct GLP efficacy studies during the first half of 2023 to complete our regulatory dossier for the EPA and the FDA to obtain the appropriate regulatory approvals for our products to be marketed and used as “sanitizers” to claim control of foodborne pathogens (food safety) as well as plant pathogens (food loss reduction). We plan to submit our regulatory dossier during the second half of 2023. It is planned that SF3HS/SF3H will be used in post-harvest to control both plant and foodborne pathogens for fruit and vegetables (including microgreens). For additional information regarding the regulatory approval process see “Government Regulation and Product Approval” below.

Results on Avocados (food safety)

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

Results on Microgreens (food safety)

An increasing number of studies point to the growing demand for locally sourced, organic vegetables. Various types of “young vegetables,” such as sprouts, microgreens and baby greens, are becoming increasingly popular due to their high nutritional value. Microgreens are deemed premium products and command higher retail value. They also belong to a group of “functional foods” and have high levels of bioactive compounds, while requiring less water and energy to grow, which they do year-round. Currently, microgreens are largely being cultivated in major greenhouses across the United States. According to Agrilyst, an agro-intelligence platform, greenhouse cultivation of microgreens was the highest in South and Northeast regions, each accounting for 71% and 59% in 2017. While consumers in the United States are more focused on growing leafy greens and microgreens than any other vegetables.

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

We expect the first commercialization of SF3H and SF3HS at the earliest by mid-2024.

Other Products

Our product portfolio also includes the SpuDefender and FreshProtect.

SpuDefender

SpuDefender is one of our EPA-registered products which targets and is designed to control the post-harvest potato sprout. Due to the European Commission’s decision on January 1, 2020, to no longer allow the use of the herbicide chlorpropham (the “CIPC”), the post-harvest potato industry is looking for new solutions. For over 50 years, CIPC was widely used as a sprout suppressing agrochemical agent applied to potatoes that were stored in processing facilities.

Following recent discussions with post-harvest experts and potential customers, we believe our SpuDefender product may offer a successful alternative to CIPC. During 2022, we plan to initiate pilot tests with potential customers to treat potatoes pre-storage (three to six months storage in average).

FreshProtect

FreshProtect is our second EPA registered product, which targets and is designed to control spoilage-creating microorganisms on post-harvest citrus fruit. The registered label of the product only allows us to market and sell FreshProtect in the United States (excluding California). However, we believe that FreshProtect has a significant potential in reducing the bacterial load entering the packing house in the pre-harvest market. The non-toxicity of FreshProtect allows its application up to the day of harvest (0-day pre-harvest interval), which is critical to prolong crop protection and reduce microbial spoilage.

We recently ran a proof-of-concept study under a controlled group environment of different plant fungi responsible for decay which showed promising initial results.

Recently, Dr. Jim Adaskaveg, Professor at the Microbiology and Plant Pathology Department at the University of California, Riverside, reported the completion of several successful field trials with FreshProtect on citrus trees where he demonstrated a significant reduction of decay in treated fruit and a reduction in bacterial populations.

The main conclusions of the trials were that FreshProtect with concentration of 1% and 2% applied at 400 gallons per acre materially reduced sour-rot on inoculated fruit. While both rates were also effective against fruit inoculated with P. digitatum, (i.e., fungus found in the soil of citrus-producing areas and major source of post-harvest decay), the 2% concentration of FreshProtect demonstrated significantly more efficacy at reducing sour-rot. Natural incidence of Penicillium spp. (a family of fungi) was also reduced on fruit inoculated with G. candidum, fungus that is a member of the human microbiome.

Furthermore, FreshProtect can be used in combination with several different kinds of pesticides and fertilizers which allows the application of more than one pesticide at once. This in turn reduces cost and facilitates implementation. The graph below summarizes these results:

The regulation for pre-harvest (in the field) application especially in California as well as in Israel may take more time than post-harvest application due the potential impact on the environment. We plan to submit the pre-harvest regulatory dossier by the end of Q2 2022 in the US. Therefore, we expect the product to reach the market during the second half of 2023.

Our Strengths

We believe that our main strengths include:

●	Strong Management Team with Commitment to Green Products. Led by a team with over 30 years of experience in developing sanitization products and solutions for the agriculture industry, we plan on becoming a significant player in providing consumers with healthy and green fresh produce from farm to fork while endeavoring to ensure food safety and reducing food waste. We believe that our proprietary blend of food acids provides protection to the treated produce and works in synergy with well-known fungicides and sanitizers. This synergy allows us to significantly reduce the concentration of the fungicides that are heavily regulated in several countries and, in certain countries, outright banned and meet the food trends of sustainable and green produce.

●	Multi-Purpose Products that Simplify Crop Treatment Routine and Save Money. While most chemicals marketed in the industry address either food safety or food waste, our multi-purpose treatments are intended to provide a solution for both problems, while simplifying crop treatment and achieving cost saving. Our treatments are capable of cleaning and controlling pathogens that would otherwise render fresh produce as unsafe for human consumption. Our proprietary blend of food acids combined with well-known sanitizers are very efficient against foodborne pathogens like E. coli, Salmonella and Listeria as well as plant pathogens in short contact time (99.999% reduction within 30 seconds of contact). In addition, with multipurpose products, there is no need to order, ship or dispose of bottles of product, resulting in less energy consumed, less CO2, less fuel, and less waste. We believe our focus on natural product chemistries will allow us to continually drive lower costs, higher product gross margins and efficacy through longer shelf life and reduction of food waste.

●	Strong Intellectual Property Portfolio. We believe that we have built a strong intellectual property position throughout the food chain (from field to fork) as our patents claim compositions and methods that can be used to protect food and agricultural products from decay. We rely on a combination of important intellectual property assets, to protect our innovation. Our employees, consultants, customers, and vendors are subject to confidentiality agreements that protect our proprietary manufacturing processes. Our patent portfolio includes granted patents in the United States, Europe, and Israel, as well as several priority applications, across several patent families, including composition-of-matter claims, methods of use claims, including for treating edible matter, for improving the appearance of edible plant matter, and sterilization methods, as well as for articles for implementing these methods. These patents directly protect a proprietary method for extending life shelf and reducing edible matter from microbial decay.

●	Commercially Available Products and Seamless Implementation. One of the oxidizers being used with our products is PAA, a well-known and widely used sanitizer. Following the enforcement of the FSMA in connection with the use of sanitizers, more and more packers have been choosing this healthy and eco-friendly sanitizer over chlorine, and this choice facilitates implementation of our products. In addition, the application of our products does not require special equipment as they are used in combination with or replace existing products applied on the packing line or in the mix tank in the field. This allows a relatively cheap, seamless and fast implementation.

●	Significant Reduction of Hazardous Chemicals Food Residue. All the ingredients in our blend of food acids are recognized by the FDA as GRAS when used as intended in fruit and vegetable wash applications, while oxidizers we use such as hydrogen peroxide rapidly decompose into water and oxygen. The absence of toxicological residues not only improves food quality but also promotes occupational safety for the employees of packing houses, contributing to a friendlier and safer working environment.

Our Strategy

In September 2018, the Company changed its organizational structure and management team. After reviewing the Company’s then existing strategy and results of operation, as well as examining the market opportunities, the new management team decided to update the Company’s strategy, reduce the marketing and sales of its existing products, and focus the Company’s efforts and financial resources in developing its next generation products. During the years 2019 and 2020, we developed, validated and tested the efficacy of our next generation product – a blend of food acids – on a variety of crops in small and large scale commercial pilots. During 2021, following the completion of certain successful pilots conducted in 2020, the Company shifted its strategic focus to marketing, sales and overall commercialization of its products.

Our strategy is to develop and commercialize our products directly to leading packing house and through strategic partnerships with global post-harvest service companies and with large food distributors and retailers with the intent of: (i) extending the shelf life of fresh produce while reducing (and even eliminating) the use of harmful chemicals (fungicides); (ii) ensuring food safety and shelf life by controlling foodborne pathogens and allow our customers to meet FSMA regulatory requirements; (iii) reducing food loss and the associated carbon “footprint.” Our ultimate goal is to eventually gain presence in a variety of businesses compromising the food industry, including pre-harvest, post-harvest, retail and consumer businesses.

In order to achieve our goals, we intend to:

●	Advance our Breakthrough Technologies and Commercialization Efforts. During the first half of 2022, we plan to run a series of additional pilot studies in various commercial collaborations with post-harvest service vendors packing houses and food retailers.

●	Develop a Strong Marketing Message Around Promoting Safe Food While Avoiding Food Waste. We plan to brand our fresh produce with a “chemical residues free” seal of approval and we believe that like-minded fruit packers around the globe will seek to differentiate themselves from their competitors by obtaining this seal.

●	Acquire or License Complementary Products and Technologies. We actively search for products and technologies that can enhance our portfolio and grow our business to address all the post-harvest treatments such as fruit coating products or technologies.

●	Expand to Additional Produce and Geographies. Our plan is to focus first on key countries and regions with the largest markets for our crops, including Mexico, Spain, Italy, Israel, Turkey, Egypt, Morocco, Peru, Columbia and key markets in the United States such as California, Florida and Texas. We are also planning to increase the variety of crops that can be treated with our products, to include produce such as apples, tomatoes, pomegranate, berries, eggplant, broccoli, and papayas.

●	Leverage Our Products Through Collaborations. Our focus and expertise in the development of green products for the agritech industry and in post-harvest treatments allow us to be a partner of choice for other businesses looking for development partners and for larger companies wanting to leverage their product such as PAA into new combination products. For example, companies selling or owning fungicides, the MRL of which is being reduced, and that are working in synergy with our products are good partners. This type of collaboration could allow them to continue selling their product.

Our selling and marketing strategy is twofold:

●	Establish Collaborations with Food Retailers. Large food retailers play an important role in influencing the decisions of key suppliers down the food chain (i.e., they can dictate to their suppliers which cleaning solutions they will use when treating the fresh produce at their packing house). Food retailers must ensure food safety as well as reducing food loss occurring during distribution, storage and retail. In the United States alone, 4.65 million tons of fresh produce were thrown away at the retail level. This waste cost $8.9 billion and amounted to 12% of the U.S. fresh fruit supply and 10% of the fresh vegetable supply. With an average percentage of 5% of all strawberries, apples, avocadoes, tomatoes and broccoli in the United Kingdom and 12% and 10% of the fresh fruit supply and fresh vegetable supply in the United States, respectively, wasted at the retail and/or distribution level, we believe even a small reduction in fresh produce loss can generate large savings.

●	Partner with Service Vendors to Fruit and Vegetable Packing Houses. Post-harvest service companies provide packing houses with the necessary machinery and products, such as sanitizers and fungicides to enable the packing houses to treat the produce. Post-harvest service companies face competition due to the current regulations that dictate specific types of treatment products and set tolerable residue levels. In addition, these companies must provide their packing houses with state of the art, cost effective and green product to incentivize the packing houses to build long-term business relationship with them. Moreover, service vendors are important because they have strong influence on the decision of which cleaners, sanitizers, fungicides and waxes that the fruit and vegetable packing houses will use. Additional benefit of partnering with post-harvest service company is their strong global market presence in the relevant geography. In addition, both food retailers and post-harvest service companies have a significant interest in green and efficient post-harvest solutions.

Selling and Marketing

We concentrate our selling and marketing efforts on high value crops, such as avocado, mango, citrus, apples, pears, bananas, papaya, bell pepper, lettuce and tomatoes and target large producers of these crops as well as large food distributors and retailers. As of March 31, 2022, we are exploring collaboration opportunities for our SavePROTECT or PeroStar with producers in the Americas (Chile, Mexico, Peru and Columbia), the United States, South Africa, Philippines, Thailand, Turkey, Egypt, Morocco, Spain, Israel and Italy, and we intend during the next 12 months to extend the commercial collaboration with local packers and retailers in the targeted locations previously mentioned. To facilitate our market penetration, we are collaborating with local agents/experts in the various foregoing jurisdictions, each of which that has connections with packers and retailers on the ground, which helps us bridge the language and cultural gap.

The table below summarizes the market opportunities for selected produce in our target markets.

	Apples & Pears	Avocado	Bananas	Berries	Bell pepper	Citrus	Lettuce & chicory	Mango	Papaya	Tomatoes
Global Production of the Crop (in million ton)[1]	109.2	6.8	115.9	10.1	35.3	63.5	27.0	52.5	13.4	181.1
Production of the Crop in the Company’s Target Markets (in million ton)[2]	19.4	3.9	17.6	4.2	9.6	19.0	7.5	7.7	1.7	51.4
Production of the Crop in the Company’s Target Markets (in %)	18%	58%	15%	42%	27%	30%	28%	15%	13%	28%

1.	Average global production for the years 2016, 2017, 2018, 2019 and 2020.
2.	Our target markets include Chile, Colombia, Egypt, Israel, Italy, Mexico, Morocco, Peru, Philippines, South Africa, Spain, Thailand, Turkey and the United States.

To support our efforts, we will increase our marketing and sales team as well as services in our target location to support all our efforts.

Turkey

While Turkey is not a member of the EU, the EU estimates that more than 42 percent of all Turkish exports go to EU member states, which will soon be bound by stricter rules about the origin of their imports. Turkey’s Ministry of Trade estimated that in 2020 the total value of Turkish exports to the EU exceeded €120 billion.

Since August 2021, we have been working with a local post-harvest agent to introduce us to local Turkish packers. Our current focus in Turkey is the citrus sector, and as of December 2021, we had three pilots ongoing with leading packers in Turkey. Following these pilots, Kalyoncu began implementing our treatment in their citrus line next to Mersin.

We are targeting additional citrus packing houses in Turkey, which we expect to be ready for the upcoming citrus season of 2022-2023. In addition to citrus, we plan to commence a pilot of our treatment on bell peppers in Turkey.

Mexico

To promote our activities in Mexico, we are collaborating with Agrinet S. A., an agritech consultancy firm with expertise in introducing new products into Mexico. Agrinet has initiated a pilot program across Mexico to demonstrate the benefits of Save Foods treatment. The program includes several packing house companies in Mexico that export to the United States and elsewhere worldwide, and in the context of the program our treatment is being applied to citrus, avocado, bell peppers, broccoli and tomatoes.

Following successful pilots conducted between August and October of 2020 on Persian lime, SiCar, one of the largest packers of Persian lime in Mexico, is now applying our treatment in all of their packing houses in Mexico. Mexico is the largest producer of Persian limes.

Israel

During January 2022, the beginning of the easy peeler season in Israel, Mehadrin, the largest citrus packing house in Israel, began using our treatment in their citrus packing houses.

We are running additional pilots with large packing houses in Israel on pears, berries, pomegranate and tomatoes. We expect to add additional produce in the second half of 2022 and have started to collaborate with local Israeli partners to test our treatments in the field before harvest.

On September 11, 2020, we signed a five-year exclusive distribution agreement with Safe-Pack Products Ltd., according to which we granted Safe-Pack an exclusive right to resell, distribute, advertise, and market our products in the citrus industry in Israel and the Palestinian territories.

United States

The first market we target for the sale and distribution of SavePROTECT is the post-harvest citrus industry in the State of California, which alone accounts for approximately 80% of all fruits and vegetables in the United States.

Over the last three years, we have treated more than 200,000 tons of citrus fruit with the different version of our SavePROTECT product. Under the supervision of a world leading packing house to the citrus fruit industry, we evidenced SavePROTECT utility as having a good safety profile, ensuring food safety and in controlling microbial spoilage. We plan to leverage this collaboration in order to further penetrate the citrus based fruit packing industry, both in California and beyond.

The Post-harvest treatment market for fruits and vegetables, which is projected to grow from $1.5 billion in 2019 to $2.3 billion by 2026, growing at a CAGR of 6.5% during the forecast period, is led globally by select companies, including DECCO U.S. Post-Harvest, Inc., (United States), Pace International, (United States), Xeda International (France), John Bean Technologies (United States) and Agrofresh (United States).

During October 2021, we secured the appropriate regulatory approvals and, accordingly, we plan to further penetrate this market for the upcoming citrus season of 2022-2023. We currently focus on post-harvest treatment for the citrus industry (as well as mangos and avocados) but are conducting pilot studies with leading players in the industry to evaluate and validate the efficiency of our treatments in their packing facilities.

On September 22, 2020, we entered into a non-exclusive commission agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT will introduce us to potential clients, pre-approved by us (the “Introduced Parties”) and will assist us in finalizing commercial agreements with the Introduced Parties. In consideration for its services, we agreed to pay EBT 12.5% of the net revenues generated from the Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000,000, provided that the compensation shall not exceed 25% of our gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from the Introduced Parties exceeds $500,000, and subject to the approval of our board of directors, we will issue to EBT 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. In the event that certain additional events detailed in the agreement occur, we will also issue to EBT, subject to the approval of our board of directors, an additional 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share.

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

As of March 13, 2022, we own nine issued patents, and six pending patent applications, four of which may be submitted worldwide. Expiration dates of our patents, and any patents which may be granted under our pending patent applications, are from 2031 through 2041. Our patent family includes patents granted in Israel, the United States and Europe.

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

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-001-DE	Germany	Patent	Issued	DE 602011071750.2	September 14, 2010
SVF-P-001-ES	Spain	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-FR	France	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-GB	Britain	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-IL	Israel	Patent	Issued	225247	September 14, 2010
SVF-P-001-IL1	Israel	Patent	Pending	254909	September 14, 2010
SVF-P-001-US1	United States	Patent	Issued	10,212,956	September 14, 2010
SVF-P-001-US2	United States	Patent	Pending	16/278,108	September 14, 2010

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

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-004-USP	United States	Patent	Pending	63/277,640	November 10, 2021

Sterilization Devices and Methods for Use Thereof

This patent family is directed to a device for controlling pathogen load within a container or on a surface by spraying a disinfecting composition in response to a trigger, such as increased pathogenic contamination.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-005-USP	United States	Patent	Pending	63/277,648	November 10, 2021

Compositions Comprising of Several Organic Acids and Use Thereof

This patent family is directed to kits and methods for controlling pathogen load within or on the surface of an edible plant matter.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-006-PCT	International application	Patent	Pending	PCT/IL2021/050229	March 1, 2020

Combined Fungicidal Preparations and Methods for Use Thereof

This patent family is directed to compositions and to methods for reducing pathogen load on a substrate.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-007-PCT	International application	Patent	Pending	PCT/IL2021/050770	June 23, 2020

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

We also compete with heavily diversified multi-national chemical conglomerates, who produce various biocide formulations designed to kill or deactivate pathogenic micro-organisms. Of these, two companies are the most significant:

●	Peroxychem: Peroxychem is a subsidiary of Evonik Industries AG (Germany). It is a significant worldwide producer of hydrogen peroxide, persulfates and PAA. Peroxychem generated sales of approximately $300 million in 2019; and

●	Solvay (Belgium): Similar to Evonik Industries, Solvay is a heavily diversified multinational chemical conglomerate. During the fiscal year 2021, Solvay had approximately €10.1 billion in net sales, spread across the breadth of their product lines. Most relevant to us is their blends of PAA and hydrogen peroxide, sold in two primary formulations – OXYSTRONG for water treatment and PROXITANE for the food industry.

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

Research and Development

In the last two years we spent an aggregate of $955,684 on research and development. We focus on developing innovative solutions consisting of new generation, patented products that address immediate and long-term needs. Our research efforts are aimed at optimizing the application protocols of our existing core products such as PeroStar/SavePROTECT for new crops, developing new blend of acids and enhancing our SF3H/SF3HS products’ antimicrobial efficacy as well as evaluating new technologies and products while taking into account costs, consumers trends and preferences, which will give the extra value needed to separate our products from those of our competitors in the marketplace.

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

In addition to analytical methods, we are also working on developing new delivery systems combined with the collection and transmission of data to provide users with analytics and optimization tools and increase our presence in the packing house.

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

Production

In Israel, we work exclusively with Zohar Dalia, a reputable chemical production company. Based on our formulation and guidance, Zohar Dalia is producing our PeroStar and any other small-scale formulation that we might need for research and development purposes and trials. Zohar Dalia is particularly regarded for its deep understanding and experience working with oxidizer like hydrogen peroxide and PAA.

In the United States, we work with Seeler Industries, a national leader in marketing, handling, and in the termination of hydrogen peroxide. Both Seeler and Zohar Dalia, purchase all raw materials necessary for the production of our products.

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

Pursuant to FIFRA and Section 408 of the FFDCA, the EPA establishes tolerances for pesticide chemical residues that could remain in or on food, including raw agricultural commodities. A tolerance is the EPA established maximum residue level of a specific pesticide chemical that is permitted in or on a human or animal food in the United States. Generally, any pesticide chemical residue must have either a tolerance or an exemption from the requirement to have a tolerance in order to be permitted in or on human or animal food. The FDA enforces the tolerances pursuant to its authority under the FFDCA.

The FFDCA regulates the sale and distribution of drugs, medical devices, cosmetics and foods (including substances added to and found in food such as pesticide residues) and is administered by the FDA. Under the FFDCA, the FDA does not register or approve products that are used on food commodities and certain food-contact surfaces, such as food packaging. However, all substances that are used on food or food-contact surfaces need to be subject to an FDA regulation or permitted through other clearance mechanisms, such as a Food-Contact Notification (FCN), Threshold of Regulation (TOR) opinion, by Prior Sanction or be “Generally Recognized as Safe” or “GRAS”. If all the substances or ingredients in a particular product are cleared for use on food or food-contact surfaces or are GRAS then a company can market a product without obtaining any additional clearances. GRAS substances do not require pre-market approval or clearance by the FDA although the FDA does have a notification process for GRAS substances.

At the federal level, antimicrobial agents are subject to regulation by the FDA and/or EPA, either singly or jointly, depending upon the intended use of the product. Antimicrobial products applied to processed food are solely regulated by the FDA per longstanding FDA and EPA policy outlined in an EPA Notice titled “Legal and Policy Interpretation of the Jurisdiction Under the Federal Food, Drug, and Cosmetic Act of the Food and Drug Administration and the Environmental Protection Agency Over the Use of Certain Antimicrobial Substances” (63 Fed. Reg. 54,532 at 54,536 & 54,541 (Oct. 9, 1998)) and EPA’s Pesticide Registration Manual, Chapter 18. Antimicrobial products applied to raw agricultural commodities (e.g. fruits and vegetables) are jointly regulated by the EPA and the FDA if their application takes place in a food-processing facility. If the antimicrobial product is applied to a raw agricultural commodity in a treatment facility that solely washes and packs food commodities, and the treatment does not change the status of the food as a raw agricultural commodity, then the EPA has sole federal regulatory jurisdiction.

Since our sanitizers will be and are intended to be used solely to treat raw agricultural commodities in post-harvest washing and packing facilities, at the federal level they are regulated solely by the EPA (as opposed to FDA): product registration is required under FIFRA and any food residues are regulated under the FFDCA. To complete the registration process, we will be required to submit a number of studies in the form of a registration application or dossier, which has not yet been submitted to EPA. These studies will specifically include: (i) safety studies - six acute toxicity studies (already finalized), (ii) physio-chemical properties testing (already finalized), (iii) one-year storage stability and corrosion (ongoing), and (iv) an efficacy study to demonstrate that the product is an effective sanitizer (studies conducted under non-good laboratory practices already performed and they show the product meets EPA performance standards). We have already identified and engaged with a third-party company in the United States to perform our good laboratory practices efficacy studies.

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

On July 31, 2020, we submitted an “Application for Registration of Adjuvant” for SavePROTECT to the CDPR. The dossier submitted included the following studies: (i) acute oral toxicity and acute dermal toxicity studies, (ii) physico-chemical property testing (determination of color, physical state, odor, density, pH, viscosity and oxidation/reduction chemical incompatibility), (iii) validation of the high-performance liquid chromatography method assay, (iv) stability test, and (iv) efficacy data.

Based on the intended use and claims for SavePROTECT, our product was registered with CDPR on October 27, 2021 as an adjuvant.

In addition, based on the opinion of our U.S. regulatory experts, all SavePROTECT ingredients are GRAS when used as intended.

In December 2021, we submitted an application for certification for our SavePROTECT to the Organic Materials Review Institute (the “OMRI”), an international nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed® products are allowed for use in certified organic operations under the United States Department of Agriculture (the “USDA”) National Organic Program. OMRI reviews input products to verify that they meet the organic standards for use on organic farms or in organic processing. OMRI is recognized by the USDA National Organic Program as a reputable third-party input reviewer in Interim Instruction 3012 of the NOP Handbook. In addition, OMRI is accredited under the International Organization for Standardization (ISO) 17065 by the USDA Quality Assessment Division.

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

In Europe, our PeroStar is not considered a processing aid in the enzymatic preparation category and, therefore, PeroStar is only regulated at the national level. While there are no harmonised requirements regarding the registration of a processing aids, some data (such as full composition and some toxicological data) must be disclosed and discussed with the competent authorities before the submission of a registration request.

In Spain, the guidelines for precise documentation for evaluation of technological adjuvants intended to be used in human food, state specific conditions for the assessment, authorization and use of all other types of processing aids, which are not processing aids in the enzymatic preparation category. During the third quarter of 2020, we submitted a regulatory dossier as a processing aid for PeroStar in Spain and Italy with very similar information as the regulatory dossier submitted in California.

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

On January 22, 2022, we received an approval from Peru’s Ministry of Agricultural Development and Irrigation to sell our products in Peru.

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

Organizational Structure

As of December 31, 2021, we have one 98.48% owned subsidiary: Save Foods Ltd., which is incorporated in the State of Israel. Save Foods Ltd. is responsible for all of our research and development and sales activities.

Human Capital Management

As of March 31, 2022, we employ nine (9) full-time employees/consultants and one (1) part-time employee. None of our employees are members of a union or subject to the terms of a collective bargaining agreement.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other agritech companies, as well as universities and non-profit research institutions.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment, and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. We are committed to creating a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

We consider our relations with our employees to be good.

Company History

We were incorporated under the name Pimi Agro Cleantech, Inc. on April 1, 2009, under the laws of the state of Delaware. On April 11, 2016, we changed our name from Pimi Agro Cleantech, Inc. to Save Foods, Inc. Our subsidiary was incorporated on January 14, 2004, under the name Pimi Marion Holdings Ltd., to exploit the knowledge, intellectual property and business assets of Nir Ecology Ltd., a company founded in September 1989, focused on developing sanitizing solutions for the water and food industry. During the initial years of its activity and until 2009, Pimi Marion Holdings Ltd. focused on the development of new products and applications within the potato-growing industry. On October 5, 2008, Pimi Marion Holdings Ltd. changed its name to Pimi Agro Cleantech Ltd. In September 2018, we changed our organizational structure and leadership team to support our new strategy and objectives. The goal of the organizational change was to drive the Company towards regulatory approvals for our new generation of products. Our revamped strategy was developed following research we conducted on the applicable and potential commercial markets for our products. The results of this research demonstrated a clear and significant market for our new products to be deployed as sanitizers for the agricultural and food tech industries. On May 2, 2019, Pimi Agro Cleantech Ltd. changed its name to Save Foods Ltd.

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

We have sustained losses in recent years, which as of December 31, 2021, accumulated to $17.1 million, including an operating net loss of $4.7 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. We are likely to continue to incur significant net losses for at least the next several years as we continue to pursue our strategy, which is currently focused on research and development. Our losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our share price or cause us to cease operations.

We may need to raise significant additional capital, which we may be unable to obtain.

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

In September 2018, the Company changed its organizational structure and management team. After reviewing the Company’s then existing strategy and results of operation, as well as examining the market opportunities, the new management team decided to update the Company’s strategy, reduce the marketing and sales of its existing products, and focus the Company’s efforts and financial resources in developing its next generation products. During the years 2019 and 2020, we developed, validated and tested the efficacy of our next generation product – a blend of food acids – on a variety of crops in small and large scale commercial pilots. In 2021, we commenced commercialization in various jurisdictions, while continuing to conduct commercial pilots.

Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history, in connection with, inter alia, implementation of effective logistics for the export of our product globally;

●	insufficient capital to fully realize our operating plan;

●	expected continual losses for the foreseeable future;

●	operating in multiple currencies;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products by the pre- and post-harvest industry players and consumers;

●	limited marketing experience;

●	a competitive environment characterized by well-established and well-capitalized competitors;

●	the ability to identify, attract and retain qualified personnel; and

●	operating in an environment that is highly regulated by a number of agencies.

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

COVID-19, including the efforts to mitigate its impact, have, and may continue to have, an impact our business, liquidity, results of operations, financial condition and price of our securities.

The ongoing COVID-19 pandemic, as well as the measures designed to contain and mitigate its effects, have had and will likely continue to have an impact on our business and operations, as well as the operations of our customers. Current efforts to contain or mitigate the spread of COVID-19 and its variants include governmental mandates or voluntary elections taken by companies as preventative measures (e.g. travel restrictions, and quarantine requirements). Our operations have been moderately impacted by the foregoing measures, specifically given the increasing difficulty with travelling abroad for on-site visits with suppliers and other business partners, as well as various packing houses’ restrictions on our entry into their facilities for operational purposes. In the event future variants emerge and trigger additional restrictions and other preventative measures, such efforts may contribute to an economic downturn, which could decrease consumer spending on our products and services, as well as impact our ability to expand our customer base or provide additional services to our current users.

In addition, continuation or exacerbation of the global supply chain crisis, whether resulting from the COVID-19 pandemic or for reasons otherwise unrelated, may impact our ability to forecast and control costs for raw materials necessary for our treatments. For instance, given our dependency on third-party suppliers, our operations may be adversely affected by disruptions or delays to the supply chain resulting from temporary closures of our supplier’s facilities, spikes in demand for our supplier’s goods and/or services from other customers, interruptions in product supply, restrictions on export or shipment or disruptions in product fulfillment due to closure or delays of our supplier’s delivery process.

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

Our future success is dependent upon the acceptance of our environmentally friendly, non-toxic residual treatment solutions for fruits and vegetables. While the market is signaling that such a direction is likely, certain trends as well as the future size of this market, and other potential markets for our products, rely upon a number of factors, many of which are beyond our control. For example, both the failure to convince retailers to bear additional costs for “green” fruit and vegetables as well as the failure to persuade consumers to purchase “green” fruits and vegetables for higher prices may adversely affect our business, financial condition, operating results and cash flow going forward.

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

We rely on unaffiliated contract manufacturers to produce certain key components of our products. In Israel, we work exclusively with a well-known producer of chemicals, Zohar Dalia, who is responsible for the production of our products. Zohar Dalia is well known for its knowledge and handling of hydrogen peroxide. In the United States, we have worked for the past few years with Seeler Industries, a national leader in the marketing and handling of hydrogen peroxide. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the SF3H and SF3HS with one of their active ingredients – hydrogen peroxide – as well as for FreshProtect with one of its active ingredients – PO3. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or we may have to make financial accommodations to such contract manufacturers or otherwise take steps to mitigate supply disruption. We may be unable to locate an additional or alternate contract manufacturer that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

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

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products in our target markets, including Chile, Mexico, Peru, Columbia, the United States, South Africa, the Philippines, Thailand, Turkey, Egypt, Morocco, Spain, Italy and Israel, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Our products have been tested in multiple commercial and small-scale pilots on certain types of produce and during specific time of the year. We are currently in the development and optimization phases of these products. Results from our later-stage commercial tests may show lower efficacy than our early-tests conducted previously, and we cannot guarantee that when commercialized, our products will be effective and stable and product improvements as well as possible changes in the application and usage protocol may be required. These factors may significantly delay receipts of regulatory approvals, and the introduction of our products into the market. Likewise, we cannot be sure these products will be commercially viable, and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will generate revenue.

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

The regulatory requirements to which we are subject are complex and vary from country to country. To obtain new registrations, it is necessary to have a local registrant, and to understand the country’s regulatory requirements, both at the time an application for registration is submitted and when the registration decision is made, which may be several years later. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use, and, finally, disposal of unwanted product and used containers) to ensure that product performance (e.g., efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities who make the final decision on whether the documented risk associated with a product and active ingredient is acceptable prior to granting approval for sale. This process may be prolonged due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will generate the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

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

In the United States, to complete the registration process of our sanitizers, we will need to submit a number of studies in the form of a registration application or dossier, which has not yet been submitted to the United States Environmental Protection Agency (the “EPA”). In addition, applicable rules and regulations in California require registration of processing aids with the California Department of Pesticide Regulation (the “CDPR”). On July 31, 2020 we submitted an “Application for Registration of Adjuvant” for our SavePROTECT processing aid to the CDPR. On October 27, 2021, we were informed that our application to CDPR was approved.

Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States and abroad (Mexico, Israel, Spain and Italy), which might take longer than expected.

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

Our business involves complex operations and demands a management team to determine and implement our strategy and workforce that is knowledgeable and has expertise in many areas necessary for our operations. As a company focused on research and development in the highly-specialized horticultural post-harvest field, we rely on our ability to attract and retain skilled employees, consultants and contractors, including our specialized research and development. As of March 31, 2022, we employed nine full-time employees and one part-time employees, including the employees employed by our subsidiary, Save Foods Ltd. The departure of highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including customers choosing to follow a such regional manager to one of our competitors.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the following factors, among the other risks described herein, may affect our operating results:

●	our ability to penetrate the packing house industry with our products;

●	our ability to generate revenue from our products;

●	the amount and timing, of operating costs and capital expenditures related to the maintenance and expansion of our businesses, and operations;

●	our focus on long-term goals over short-term results;

●	the global economic situation; and

●	fluctuations in weather conditions and its impact on the growing of fruits and vegetables.

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

The majority of our officers and present directors reside outside of the United States and most of our operations as of December 31, 2021 are located outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the federal securities laws.

Risks Related to Ownership of Our Common Stock

We may not satisfy Nasdaq’s requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our securities.

Our Common Stock is listed on Nasdaq under the symbol “SVFD”. To continue to be listed on Nasdaq, we are required to satisfy a number of conditions, including a minimum bid price of at least $1.00 per share of Common Stock, a market value of our publicly held shares of at least $1 million and shareholders’ equity of at least $2.5 million.

If we are delisted from the Nasdaq, trading in our securities may be conducted, if available, on the OTC Markets or, if available, via another market. In the event of such delisting, our shareholders would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our securities, and our ability to raise future capital through the sale of our securities could be severely limited. In addition, if our securities were delisted from the Nasdaq, our Common Stock could be considered a “penny stock” under the U.S. federal securities laws. Additional regulatory requirements apply to trading by broker-dealers of penny stocks that could result in the loss of an effective trading market for our securities.

The market price of our Common Stock may be highly volatile.

The market price of our Common Stock is likely to be volatile. Our Common Stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	reports of adverse events with respect to the commercialization and distribution of our products;

●	inability to obtain additional funding;

●	any delay in filing a regulatory submission for any of our products and any adverse development or perceived adverse development with respect to the review of that regulatory submission by the EPA, the FDA or other regulatory authority;

●	failure to successfully develop and commercialize our products;

●	failure to enter into strategic collaborations;

●	failure by us or strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

●	changes in laws or regulations applicable to future products;

●	inability to scale up our manufacturing capabilities through third-party manufacturers, inability to obtain adequate product supply for our products or the inability to do so at acceptable prices;

●	introduction of new products or technologies by our competitors;

●	failure to meet or exceed financial projections we may provide to the public;

●	failure to meet or exceed the financial expectations of the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our platform technologies, technologies, products or product candidates;

●	additions or departures of key scientific or management personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	sales of our securities by us or our stockholders in the future; and

●	trading volumes of our securities.

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

Our principal stockholders, officers and directors beneficially own approximately 14.1% of our outstanding shares of Common Stock. They will therefore be able to exert significant control over matters submitted to our stockholders for approval.

As of December 31, 2021, our principal stockholders, officers and directors beneficially own approximately 14.1% of our outstanding Common Stock. This significant concentration of share ownership may adversely affect the trading price for our Common Stock because investors often perceive disadvantages in owning shares in companies with controlling stockholders. As a result, these stockholders, if they acted together, could significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders.

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

We may require additional cash resources due to changed business conditions or other future developments, including further adverse effects to our business from COVID-19 related issues. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

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

We incur additional increased costs as a result of the listing of our Common Stock for trading on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.

As a public company, we incur significant accounting, legal and other expenses as a result of the listing of our Common Stock on Nasdaq. These include costs associated with corporate governance requirements of the Securities Exchange Commission, or the SEC, and the Marketplace Rules of Nasdaq, as well as requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These rules and regulations increase our legal and financial compliance costs, introduce costs such as investor relations, stock exchange listing fees and shareholder reporting, and make some activities more time consuming and costly. Any future changes in the laws and regulations affecting public companies in the United States, including Section 404 and other provisions of the Sarbanes-Oxley Act, the rules and regulations adopted by the SEC and the rules of the Nasdaq Stock Market may result in increased costs to us as we respond to such changes. These laws, rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

The ongoing conflict in Ukraine may result in market volatility that could adversely affect our stock price.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets. The foregoing may, in particular, adversely affect our customers’ ability to sell produce to Russia or other countries in the geographic vicinity.

Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets, and may result in increased volatility in the price of our Common Stock.

If we fail to implement and maintain effective internal control over financial reporting, we may be unable to report our financial results accurately or meet our reporting obligations.

The process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404(a) and whether there are any material weaknesses or significant deficiencies in our existing internal controls requires the investment of substantial time and resources, including by our Chief Executive Officer, Chief Financial Officer and other members of our senior management and finance team. This determination and any remedial actions required could divert internal resources and take a significant amount of time and effort to complete and could result in us incurring additional costs that we did not anticipate, including the hiring of outside consultants. We could experience higher than anticipated operating expenses and higher independent auditor fees during and after the implementation of these changes.

Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. In connection with the issuance of our financial statements for each of the years ended December 31, 2019 and 2020, we identified a material weakness in our internal control over financial reporting that we subsequently remediated. If we identify future material weaknesses in our internal control of financial reporting, and if we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting and/or results of operations and could result in an adverse opinion on internal controls from our management and, once we lose our emerging growth company status, our independent auditors. Further, if our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.

Item 1b. unresolved staff comments

None.

Item 2. properties

Our research and development and manufacturing operations are currently conducted at Neve Yarak (Israel) where we lease approximately 230 square meters of space to run our trials. The lease expires on August 31, 2022 with the option to extend the lease agreement for two additional one-year periods. Our current monthly rent payment is NIS 6,500 (approximately $2,000) which includes taxes.

We also lease an office space in Miami, Florida, which includes an initial term of one year with monthly rent payments of $600 and an option to extend the lease for an additional one year term with monthly rent payments of $630.

item 3. legal proceedings

We are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases

Market Information

The shares of our Common Stock are currently traded on the Nasdaq Capital Market under the symbol “SVFD”. The last reported sales price of our Common Stock on Nasdaq on March 30, 2022, was $5.77 per share. As of March 15, 2022, there were approximately 150 holders of record of our Common Stock. Action Stock Transfer serves as transfer agent for our Common Stock.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, our Company has authorized 289,942 shares of Common Stock for issuance under our 2018 Equity Incentive Plan. The following table presents the information as of December 31, 2021.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	192,576	$3.38	91,016
Equity compensation plans not approved by security holders	-	-	-
Total	192,576	3.38	91,016

2018 Equity Incentive Plan

We maintain one equity incentive plan – the 2018 Equity Incentive Plan. As of December 31, 2021, the number of shares of Common Stock reserved for the exercise of options granted under Equity Incentive Plan was 289,942.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of Common Stock and preferred stock issued, and options granted, by us during the years ended December 31, 2019, 2020 and 2021, that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such shares and options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

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

During July, August and September 2020, we issued: (i) 67,369 shares of Common Stock in respect of the conversion of convertible loans; (ii) 32,769 units, for an aggregate amount of $250,000, at a price of $7.63 per unit, where each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock with an exercise price of $8.40 per share.

During September 2020, we issued 13,107 units, for an aggregate amount of $100,000, at a purchase price of $7.63 per unit to Medigus Ltd., where each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock with an exercise price of $8.40 per share.

During December 2020, we issued 6,350 shares of Common Stock following the exercise of options.

On June 20, 2021, we issued 12,000 shares of Common Stock to a consultant in exchange for investor relation services. We estimated the value of the shares issued to be $126,600.

On August 2, 2021, we issued 14,285 shares of Common Stock to a consultant in exchange for investor and public relations services. We estimated the value of the shares issued to be $127,622.

On each of August 5, 2021, September 30, 2021 and November 3, 2021, we issued 2,000 shares of Common Stock to a consultant in exchange for strategic consulting services, which included digital marketing campaigns. We estimated the value of the shares issued to be $53,856.

On November 3, 2021, we issued 700 shares of Common Stock to a consultant, which related to investor relations and public relations services provided to the Company pursuant to an agreement between the parties dated June 15, 2021. We estimated the value of the shares issued to be $5,747.

Also on November 3, 2021, we issued 9,000 shares of Common Stock to a consultant, which related to investor relations services provided to the Company pursuant to an agreement between the parties dated October 24, 2021. We estimated the value of the shares issued to be $61,200. On January 27, 2022, we issued an additional 12,500 shares of Common Stock to the foregoing consultant in accordance with the terms of the above-stated agreement.

On March 10, 2022, we issued 14,000 shares of Common Stock to a consultant, which related to investor relations services provided to the Company pursuant to an agreement between the parties dated March 10, 2022.

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, we did not purchase any of our equity securities.

Item 6. selected financial data

[Reserved]

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

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2021	2020
Revenues from sale of products	$438,141	$232,274
Cost of sales	(135,943)	(43,405)
Gross profit	$302,198	$188,869

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

The following table discloses the breakdown of research and development expenses:

	Year Ended December 31
	2021	2020
Salaries and related expenses	$176,520	$39,021
Share based compensation	19,235	91,190
Subcontractors	238,784	130,592
Laboratory and field tests	20,025	72,593
Depreciation	38,166	29,319
Other expenses	45,954	54,285
Total	$538,684	$417,000

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, share based compensation and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Year Ended December 31
	2021	2020
Salaries and related expenses	$30,329	$30,450
Share based compensation	7,694	(20,971)
Professional services	90,249	13,267
Other expenses	72,027	28,359
Total	$200,299	$51,105

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts including commercial validation pilots and recruit additional employees or contractor to support our selling and marketing efforts in our targeted geographical areas.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year Ended December 31
	2021	2020
Professional services	$2,527,076	$443,883
Share based compensation	598,699	416,996
Salaries and related expenses	214,570	-
Legal expenses	160,814	67,492
Insurance	473,985	63,380
Registration fees	233,395	28,477
Other expenses	58,315	49,881
Total	$4,266,854	$1,070,109

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars:

	Year Ended December 31
	2021	2020
Revenues from sales of products	$438,141	$232,274
Cost of sales	(135,943)	(43,405)
Gross profit	302,198	188,869
Research and development expenses	(538,684)	(417,000)
Selling and marketing expenses	(200,299)	(51,105)
General and administrative expenses	(4,266,854)	(1,070,109)
Operating loss	(4,703,639)	(1,349,345)
Finance income (expenses), net	(161,737)	(270,393)
Other income, net	-	(2,532)
Gain on disposal of affiliated company	-	15,690
Net loss	(4,865,376)	(1,606,580)
Less: Net loss attributable to non-controlling interests	(44,796)	13,441
Net loss attributable to the Company	(4,820,580)	(1,593,139)
Loss per share	(2.06)	(1.05)
Weighted average number of shares of Common Stock outstanding attributable to shareholders	2,343,088	1,519,122

Revenues

Revenues for the year ended December 31, 2021 were $438,141, an increase of $205,867, or 89%, compared to total revenues of $232,274 for the year ended December 31, 2020. The increase is mainly a result of the Company’s sales of its new products, which the Company commenced in the fourth quarter of 2020.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the year ended December 31, 2021 was $135,943, an increase of $92,538, or 213%, compared to total cost of revenues of $43,405 for the year ended December 31, 2020. The increase is mainly a result of our increase in sales of our products, which commenced in the fourth quarter of 2020 as well as increase in salary and related expenses.

Gross Profit

Gross loss for the year ended December 31, 2021 was $302,198, an increase of $113,329, or 60%, compared to gross loss of $188,869 for the year ended December 31, 2020. The increase is mainly a result of the increase in revenues as a result of the commencement of our commercial sales, as detailed above as well as increase in salary and related expenses.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the year ended December 31, 2021 were $538,684, an increase of $121,684, or 29%, compared to total research and development expenses of $417,000 for the year ended December 31, 2020. The increase is mainly attributable to an increase in salary and related expenses and professional fees, offset by a decrease in share based compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the year ended December 31, 2021 were $200,299, an increase of $149,194, or 292%, compared to total selling and marketing expenses of $51,105 for the year ended December 31, 2020. The increase is mainly attributable to the increase in salaries and related costs, service providers’ commissions and delivery costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the year ended December 31, 2021 were $4,266,854, an increase of $3,196,745, or 299%, compared to total general and administrative expenses of $1,070,109 for the year ended December 31, 2020. The increase is mainly a result of the increase in professional services, insurance costs and compensation payable to directors as a result of the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, offset partially by a decrease in expenses associated with share-based compensation to our employees and service providers.

Financing Expenses, Net

Financing expenses, net for the year ended December 31, 2021 were $161,737, a decrease of $108,656, or 40%, compared to total financing expenses of $270,393 for the year ended December 31, 2020. The decrease in financing expenses is mainly a result of decrease in Interest and amortization expenses and fair value of our convertible loans related to convertible notes.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the year ended December 31, 2021 was $4,820,580, compared to $1,593,139 for the year ended December 31, 2020, an increase of $3,227,441, or 203%.

Impact of COVID-19

The global spread of COVID-19 led many countries, including the United States, Europe and Israel (where we maintain material operations), to impose stringent limitations on movement, gatherings, transit of passengers and goods and to close the borders between countries. The responses of governments have notably impacted many economies as well as capital markets worldwide.

Based on guidelines provided by the Israeli Government, employers (including us) are required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have were closed from the middle of March 2020 until September 2021, and during that period certain of our employees worked remotely and other employees were placed on temporary leave without pay (furlough). However, we did experience any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, it is not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

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

Stock-based Compensation

Employees and other service providers of the Company may receive benefits by way of stock-based compensation settled with company options exercised for shares of our Common Stock. The cost of transactions with employees settled with capital instruments is measured based on the fair value of the capital instruments on the granting date. The fair value is determined using an accepted options pricing model. The model is based on share price, grant date and on assumptions regarding expected volatility and expected lifespan.

The cost of the transactions settled with capital instruments is recognized in profit or loss together with a corresponding increase in the equity over the period in which the performance and/or service takes place, and ending on the date on which the relevant employees are entitled to the benefits (the “Vesting Period”). The aggregate expense recognized for transactions settled with capital instruments at the end of each reporting date and until the Vesting Period reflects the degree to which the Vesting Period has expired. The expense or income in profit or loss reflects the change of the aggregate expense recognized as of the end of the reported period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through December 31, 2021, we have funded our operations principally with approximately $16 million (net of issuance expenses) from the issuance of shares of shares of our Common Stock, options and loans.

The table below presents our cash flows for the periods indicated:

	Year Ended December 31
	2021	2020
Net cash used in operating activities	$(4,098,266)	$(798,740)

Net cash used in investing activities	(82,790)	(6,734)

Net cash provided by financing activities	10,725,016	741,760

Increase (decrease) in cash and cash equivalents and restricted cash	$6,542,317	$(63,714)

As of December 31, 2021, we had cash of $6,750,938, as compared to $242,900 as of December 31, 2020. As of December 31, 2021, we had a working capital of $6,297,793, as compared to a negative working capital of $290,062 as of December 31, 2020. The increase in our cash balance is mainly attributable to our net loss described above and payments to account payables offset by our equity financing and convertible loans.

Operating Activities

Net cash used in operating activities was $4,098,266 for the year ended December 31, 2021, as compared to $798,740 for the year ended December 31, 2020 an increase of $3,299,526. The increase is mainly attributable to our net loss of $4,865,376 as well as increase in other current assets and other liabilities and operating lease liabilities, partially offset by increase in share based compensation and Increase in accounts payable.

Investing Activities

Net cash used in investing activities was $82,790 for the year ended December 31, 2021, as compared to net cash used in investing activities of $6,734 for the year ended December 31, 2020. The increase is mainly attributable to the increase in funds in respect of employee rights upon retirement and the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $10,725,016 for the year ended December 31, 2021, as compared to $741,760 for the year ended December 31, 2020. The increase is mainly the result of proceeds from to the Underwritten Offering described above.

Financial Arrangements

Since our inception, we have financed our operation primarily through proceeds from sales of our shares of Common Stock and convertible loan agreements.

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

As of December 31, 2021, our cash and cash equivalents were $6,750,938. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations until at least August 2023. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

On July 25, 2021, our Board of Directors approved the dismissal of Halperin Ilanit CPA, or Halperin, as its independent registered accounting firm, effective as of the same date, and appointed Somekh Chaikin, member firm of KPMG International, as our new independent registered public accounting firm for the fiscal year ended December 31, 2021, effective as of the same date.

The audit reports prepared by Halperin on the Company’s financial statements for the fiscal years ended 2019 and 2020, each contained a statement expressing substantial doubt as to the Company’s ability to continue as a going concern and Halperin previously informed the Company’s Board of Directors of certain material weaknesses in the Company’s disclosure control and procedures during each of the fiscal years ended 2019 and 2020, and each of the subsequent periods through the date hereof; that notwithstanding, there were no disagreements with Halperin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Halperin, would have caused Halperin to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years.

item 9a. controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

B.	Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2021.

C.	Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to the Company’s status as an emerging growth company, as defined in Rule 12b-2 of the Exchange Act.

D.	Changes in Internal Control over Financial Reporting

Except for the remediation of the previously identified material weaknesses discussed below, there were no other changes in internal control over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Efforts of Previously Disclosed Material Weaknesses

As discussed in our Annual Report on Form 10-K, in connection with the audit of our financial statements for the year ended December 31, 2020, management and our previous independent registered public accounting firm previously identified a material weakness in our internal control over financial reporting.

In response to that material weakness, we implemented a remediation plan for the identified material weakness. As part of our remediation plan, during 2021 we recruited additional personnel with a requisite level of qualification and experience, including accounting and finance employees with the specific technical accounting and financial reporting experience necessary for a public company, including the hiring of a full-time chief executive officer and chief financial officer, both of which have financial expertise, as well as a financial manager, bookkeeper and operation manager. Additionally, we established an independent audit committee upon our uplist to the Nasdaq Capital Market that provides management oversight on matters related to our internal control. We have recruited these personnel after considering the appropriateness of each individual’s experience and believe that these personnel are qualified to serve in their current respective roles.

In addition, we reviewed our existing processes and controls in order to identify additional control deficiencies and designed new controls or adjusted the design of existing controls in order to improve our processes and controls. The new controls and the revised existing controls included controls to address the complex accounting issues, period-end financial reporting and segregation of duties. Moreover, we implemented controls for the initial identification of potential contracts and transactions that may be non-routine and complex during a reporting period, followed thereafter by conducting the necessary procedures together with the full internal accounting team and external consultants to review and research the proper guidance and approach toward such accounting.

Based on the above, and the results of testing conducted during the year ended December 31, 2021, we concluded that the identified material weakness was remediated as of December 31, 2021.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

part iii

Item 10. Directors, Executive Officers and corporate governance

The following table sets forth information regarding our executive officers, key employees and directors as of March 31, 2022:

Directors and Executive Officers

Name	Age	Position

Amitay Weiss (1) (6)	70	Chairman of the Board of Directors

David Palach	56	Chief Executive Officer

Dan Sztybel	45	Chief Executive Officer of Save Foods Ltd.

Omri Kanterovich	38	Interim Chief Financial Officer

Neta Matis, PhD	39	Chief Operating Officer of Save Foods Ltd.

Ronen Rosenbloom (1) (2) (3) (4) (5)	49	Director

Israel Berenshtein (1) (2) (4) (5)	50	Director

Eliahou Arbib (1) (2) (3) (4) (7)	55	Director

Udi Kalifi (1) (3) (7)	43	Director

(1)	Independent Director

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of Class I with a term ending at the 2023 annual meeting of stockholders.

(6)	Member of Class II with a term ending at the 2024 annual meeting of stockholders.

(7)	Member of Class III with a term ending at 2025 annual meeting of stockholders.

Amitay Weiss, Director

Mr. Weiss has served as a member of our board of directors since August 2020 and as our chairman of the board of directors since May 24, 2021. Mr. Weiss also serves as a director in other public companies, including but not limited to Gix Internet Ltd., Arazim Investments Ltd., Maris-Tech Ltd. and Upsellon Brands Holdings Ltd. Mr Weiss also serves as Chairman of the Board for Automax Motors Ltd., Clearmind Medicine Inc., SciSparc Ltd. and Internet Golden Lines Ltd. amongst others. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and now serves as its chief executive officer. Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B from the Ono Academic College.

David Palach, Chief Executive Officer

Mr. Palach has served as our chief executive officer since January 2021. Mr. Palach has owned and served as chief executive officer of S.T. Sporting LTD and Sun Light Lightning Solutions LTD, companies operating in the environmental industry since 2009 and 2015, respectively. Mr. Palach holds a BBA in Accounting from Baruch College/City University of New York and completed a Directors Course at Bar Ilan University in Israel. Mr. Palach previously maintained a certified public accounting license in the State of Maryland.

Dan Sztybel, Chief Executive Officer of Save Foods Ltd.

Mr. Sztybel has served as the chief executive officer of Save Foods Ltd. since April 2019. Mr. Sztybel previously served as the chief executive officer of the Company from April 2019 to January 2021. Prior to this, Mr. Sztybel served as our vice president of business development from October 2018 to March 2019. Prior to joining us, Mr. Sztybel has served as principal at Goldmed Ltd., a consulting firm from September 2016 to September 2018. Mr. Sztybel is the founder of Dan Sztybel Consulting Group, a boutique firm advising global leaders and emerging startups in the healthcare field on strategy, partnerships, and investments and has served as its managing director/ since November 2014. Mr. Sztybel is also the co-founder of MyndYou, a digital health-tech company. Prior to that, Mr. Sztybel led the life sciences and healthcare advisory team at Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young Global from July 2007 to November 2014. Mr. Sztybel received his B.Sc. and M.Sc. in molecular biology and biotechnology from Bar-Ilan University. Mr. Sztybel also completed a special EY-Kellogg-Recanati business program for employee excellence.

Omri Kanterovich, Interim Chief Financial Officer

Mr. Kanterovich (38) will serve as the Company’s interim Chief Financial Officer, VP of Finance, Treasurer and Secretary beginning January 31, 2022. From November 2021 to January 31, 2022, Mr. Kanterovich served as the Company’s financial controller. Prior to that, Mr. Kanterovich was a corporate controller for Hisense Group Ltd. from 2020 until 2021. Earlier in his career, Mr. Kanterovich was a senior associate at Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited from 2018 until 2020, and an assistant controller at Nextage Ltd. from 2016 until 2018. Mr. Kanterovich holds a B.A. in computers and information systems from the Center of Academic Studies, Israel. Mr. Kanterovich is also a certified public accountant in Israel.

Neta Matis, PhD, Chief Operating Officer of Save Foods Ltd.

Dr. Matis has served as our vice president of research and development since January 2019. Prior to joining us, Dr. Matis served in various roles at Virdia Inc. including head of process development from January 2017 to October 2018 and research and development chemist from January 2012 to December 2017. Dr. Matis has a proven track record of leading innovation and proficiency in developing refinery-scale agricultural processes. Dr. Matis holds a PhD in Chemistry and an MBA from Tel Aviv University.

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

Israel Berenshtein, Director

Mr. Berenshtein has served as a member of our board of directors since August 2020. Mr. Berenshtein has also served on the board of directors of Chrion Refineries Ltd. (TASE: CHR) since May 2019 and recently started working as a lawyer in Ben Yakov, Shvimer, Dolv – Law Office. He previously served in the legal department of Sonol Israel Ltd. since April 2010 to December 2020. Before that, Mr. Berenshtein worked as a commercial lawyer and litigator for a leading Israeli law firm from July 2000 to April 2010. Mr. Berenshtein earned an LL.B. in law and an M.A. in political science from Bar Ilan University, Israel. Mr. Berenshtein was admitted to the Israel Bar Association in 2000.

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

Udi Kalifi, Director

Mr. Kalifi has served as a member of our board of directors since May 18, 2021. Mr. Kalifi is the owner and manager of Udi Kalifi Law Offices since 2006. He has also served as a member of the board of directors of Matomi Media Group Ltd. (TASE: MTMY) since May 2020. Mr. Kalifi holds an LLB, BSc in Accounting and LLM from the Tel Aviv University, Israel and a master’s degree in law and economics from the University of Bologna, Humbourg and Roterdam. Mr. Kalifi has been an active member of the Israeli Bar Association since 2006.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Composition of Board of Directors

Our board of directors consists of five directors. Our directors are appointed by the board of directors at the annual general meeting. Each director’s term will continue until the annual meeting of the stockholders held following his or her election and the election and qualification of his or her successor, or his or her earlier death, disqualification, resignation or removal.

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

Director Independence

Our board of directors has determined that Ronen Rosenbloom, Israel Berenshtein, Amitay Weiss, Eliahou Arbib and Udi Kalifi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”).

Committees of the Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We will have a standing audit committee, nominating and corporate governance committee and compensation committee following the consummation of this offering. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual consolidated financial statements that we file with the SEC;

●	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related person transactions; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Udi Kalifi, Eliahou Arbib and Ronen Rosenbloom, with Udi Kalifi serving as chair. Our board of directors has affirmatively determined that Udi Kalifi, Eliahou Arbib and Ronen Rosenbloom each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Udi Kalifi will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our principal corporate website at www.savefoods.co.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing our succession plan for the CEO and other executive officers;

●	overseeing the evaluation of the effectiveness of our board of directors and its committees; and

●	developing and recommending to our board of directors a set of corporate governance guidelines.

Our nominating and corporate governance committee consists of Ronen Rosenbloom, Israel Berenshtein and Eliahou Arbib, with Ronen Rosenbloom serving as chair. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.savefoods.co.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving the compensation of our chief executive officer and other executive officers;

●	reviewing and making recommendations to the board of directors regarding director compensation; and

●	appointing and overseeing any compensation consultants.

Our compensation committee consists of Ronen Rosenbloom, Israel Berenshtein and Eliahou Arbib, with Israel Berenshtein serving as chair. Our board has determined that Ronen Rosenbloom, Israel Berenshtein and Eliahou Arbib meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our principal corporate website at www.savefoods.co.

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

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.savefoods.co. In addition, we post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2020.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
David Palach	2021	164,017	-	-	-	-	164,017
Chief Executive Officer (1)	2020	14,667	-	-	-	-	14,667

Dan Sztybel	2021	289,087	65,000	-	73,974	-	428,061
Former co-Chief Executive Officer, Chief Executive Officer of Save Foods Ltd. (2)	2020	120,282	-	-	135,778	-	256,060

Neta Matis	2021	250,570	55,000	-	44,962	-	350,532
Chief Operating Officer of Save Foods Ltd.	2020	75,202	-	-	94,474	-	169,675

Vered Raz Avayo	2021	111,194	-	-	9,726	-	120,920
Former Chief Financial Officer (3)	2020	-	-	-	16,462	-	16,462

Shlomo Zakai	2021	210,470	30,000	-	3,049	-	243,519
Former Chief Financial Officer (4)	2020	55,721	-	-	9,986	-	65,706

(1)	Mr. Palach was appointed as the Company’s co-Chief Executive Officer on November 5, 2020, and as the Company’s Chief Executive Officer of the Company on January 11, 2021, upon the resignation of Mr. Sztybel.

(2)	Mr. Sztybel resigned from his position as co-Chief Executive Officer of the Company, effective January 11, 2021, and thereafter continued serving as the Chief Executive Officer of Save Foods Ltd.

(3)	Ms. Raz-Avayo resigned from her position as Chief Financial Officer of the Company, effective January 31, 2022.

(4)	Mr. Zakai resigned from his position as Chief Financial Officer of the Company, effective May 18, 2021, and thereafter continued serving as a financial controller of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2021:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
David Palach	-	-	-	-	-	-
Chief Executive Officer	-	-	-	-	-	-

Dan Sztybel	14,286	-	3.15	1/3/2029	-	-
Former co-Chief Executive Officer, Chief Executive Officer of Save Foods Ltd.	26,191	2,381	3.15	4/2/2029
	21,429	7,143	3.78	7/1/2030

Vered Raz-Avayo	4,762	-	3.15	1/3/2029
Former Chief Financial Officer	3,215	1,071	3.78	7/1/2030

Neta Matis	6,548	595	3.15	1/3/2029	-	-
Chief Operating Officer of Save Foods Ltd.	5,357	1,786	3.15	10/31/2029
	15,857	5,286	3.15	6/23/2030

Shlomo Zakai	9,524	-	3.15	1/3/2029	-	-
Former Chief Financial Officer	-	-	-	-	-	-

Employment Agreements with Executive Officers

We, and through our Israeli subsidiary, have entered into written employment agreements with certain of our executive officers. We have entered into written employment and service agreement with each of our executive officers. Such employment and service agreement will contain customary provisions and representations, including confidentiality, non-competition, non-solicitation and inventions assignment undertakings by the executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law. In addition, we entered into agreements with each executive officer and director pursuant to which we will indemnify each of them up to a certain amount and to the extent that these liabilities are not covered by directors and officers insurance.

Consulting Agreement with David Palach

On November 6, 2020, we entered into a consulting agreement with S.T Sporting (1996) Ltd., for the services of David Palach (the “CEO Consulting Agreement”). Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach provides us services as chief executive officer. Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach was entitled to a monthly fee in the amount of $8,000 plus value added tax per month and a grant of options to purchase shares of our Common Stock, which amount shall be determined by good faith negotiations by the board of directors on a future date.

On June 23, 2021, our board of directors approved updated compensation for Mr. Palach pursuant to which Mr. Palach is entitled to a (1) monthly fee of $14,000 plus value added tax per month, (2) reimbursement of expenses not exceeding $500 per month (3) one-time grant of options to purchase shares of Common Stock representing 4.5% of the Company’s outstanding capital stock as of the date of June 23, 2021, and (4) the immediate repayment of $8,000, representing debt payable to Mr. Palach that accrued during the period beginning November 2020 until April 2021.

Services Agreement with Dan Sztybel

On October 10, 2018, Save Foods Ltd. entered into a service agreement (as amended on March 28, 2019, the “Save Foods Ltd. CEO Services Agreement”) with Mr. Sztybel and Dan Sztybel Consulting Group Ltd., a consulting services company owned and controlled by Mr. Sztybel, pursuant to which Mr. Sztybel provides us with services as the chief executive officer of Save Foods Ltd. Pursuant to the terms of the Save Foods Ltd. CEO Services Agreement, Mr. Sztybel is currently entitled to a monthly fee in the amount of NIS 47,125 (approximately $14,500) plus value added tax and car allowance in the amount of NIS 3,250 (approximately $1,000) plus value added tax per month. In addition, under the Save Foods Ltd. CEO Services Agreement, Mr. Sztybel was granted options to purchase shares of our Common Stock, including the following:

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

On July 13, 2021, Save Foods Ltd. entered into an employment agreement with Mr. Sztybel as its Chief Executive Officer, pursuant to which Mr. Sztybel is employed by Save Foods Ltd. on a full time basis. In accordance with the foregoing agreement, Mr. Sztybel is entitled to a gross salary of NIS 54,000 (approximately $17,400) and certain additional social benefits customarily provided to officers of similar companies in Israel. On November 3, 2021, Save Foods Ltd. entered into an amendment to the employment agreement with Mr. Sztybel, according to which, effective October 1, 2021, the gross salary of Mr. Sztybel will be reduced to NIS 45,880 (approximately $14,800). In addition, it was agreed that in the event that the agreement with Mr. Sztybel would be terminated by Save Foods Ltd. Prior to the lapse of 18 months following May 30, 2021, Mr. Sztybel would be entitled to a dismissal grant in an amount equal to Mr. Sztybel’s last salary multiplied by the number of months left between the termination date and November 30, 2022.

On June 23, 2021, our board of directors approved a one-time lump sum bonus to Mr. Sztybel in an amount of $65,000 in connection with his contributions to the Company’s uplist to the Nasdaq Capital Market which closed on May 13, 2021.

Services Agreement with Neta Matis

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

On July 13, 2021, Save Foods Ltd. entered into an employment agreement with Ms. Matis as its Chief Operating Officer, pursuant to which Ms. Matis is employed by the Company on a full time basis. In accordance with the foregoing agreement, Ms. Matis is entitled to a gross salary of NIS 45,000 (approximately $14,500) and certain additional social benefits customarily provided to officers of similar companies in Israel. On November 3, 2021, Save Foods Ltd. entered into an amendment to the employment agreement with Ms. Matis according to which it was agreed that in the event that the agreement with Ms. Matis would be terminated by Save Foods Ltd. prior to the lapse of 18 months following May 30, 2021, Ms. Matis would be entitled to a dismissal grant in an amount equal to Ms. Matis’ last salary multiplied by the number of months left between the termination date and November 30, 2022.

On June 23, 2021, our board of directors approved a one-time lump sum bonus to Ms. Matis in an amount of $55,000 in connection with her contributions to the Company’s uplist to the Nasdaq Capital Market which closed on May 13, 2021.

Employment Agreement with Omri Kanterovich

On January 18, 2022, we entered into an amended employment agreement with our interim Chief Financial Officer, Mr. Omri Kanterovich, which amended Mr. Kanterovich’s existing employment agreement with us in connection with his service as our financial controller prior to his promotion to his current position. In accordance with the terms of Mr. Kanterovich’s agreement, he is entitled to a monthly salary of NIS 25,000 (including global overtime compensation) as well as certain additional customary Israeli social benefits, including an education fund (keren hishtalmut).

Director Compensation

Summary Compensation Table

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Amitay Weiss	78,625	-	-	-	78,625
Eliahou Arbib	29,637	-	-	-	29,637
Udi Kalifi	18,992	-	-	-	18,992
Israel Berenshtein	41,585	-	-	-	41,585
Ronen Rosenbloom	41,443	-	-	-	41,443

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of March 31, 2022 of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person (or group of affiliated persons) known to us who owns more than 5% of our outstanding Common Stock.

The beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. For purposes of the table below, we deem shares of Common Stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2022, if any, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares of Common Stock beneficially owned is based on 2,833,036 shares of Common Stock outstanding as of March 31, 2022.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o Save Foods, Inc., 730 NW 107 Avenue, Miami, Florida, 33172.

Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)
5% or more shareholders:
Amir Uziel / Amir Uziel Economic Consultant Ltd.(2)	155,443	5.5%
L.I.A. Pure Capital Ltd. (3)	144,173	5.1%
Directors and named executive officers who are not 5% holders:
Amitay Weiss(*)	-	** %
Eliahou Arbib(*)	-	** %
Udi Kalifi(*)	-	** %
Israel Berenshtein(*)	-	** %
Ronen Rosenbloom(*)	-	** %
Dan Sztybel(4)	71,034	2.4%
David Palach	-	** %
Omri Kanterovich	-	** %
Neta Matis(5)	31,596	1.1%
All directors and named executive officers as a group (9 persons)	102,630	3.5%

*	Indicates director of the Company.
**	Indicates beneficial ownership of less than 1% of total Common Stock outstanding.

(1)	The percentages shown are based on 2,833,036 Common Stock issued and outstanding as of the date of March 31, 2022.
(2)	Includes 33,336 shares held by Amir Uziel, and 122,107 shares held by Amir Uziel Economic Consultant Ltd., as reported in Amendment No. 1 to Mr. Uziel’s Schedule 13G, filed with the SEC on February 7, 2022. Amir Uziel is the owner of Amir Uziel Economic Consultant Ltd. and has voting and dispositive power over the shares held by Amir Uziel Economic Consultant Ltd.
(3)	Includes 144,173 shares held by L.I.A. Pure Capital Ltd., as reported in Amendment No. 2 to the Schedule 13G filed with the SEC on March 21, 2022. Kfir Zilberman is the Owner of L.I.A Pure Capital Ltd. and has the voting and dispositive power over the shares held by L.I.A Pure Capital Ltd.
(4)	Consists of (i) 3,175 shares of Common Stock and (ii) options to purchase 67,859 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 31, 2022.
(5)	Includes of options to purchase 31,596 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 31, 2022.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following is a description of transactions since January 1, 2019, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Employment Agreements

Certain of our executive officers have employment and service agreements with us. We have entered into written employment and service agreement with each of our executive officers. Such employment and service agreement will contain customary provisions and representations, including confidentiality, non-competition, non-solicitation and inventions assignment undertakings by the executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law. See “Management—Employment Agreements with Executive Officers” and “— Service Contracts with Non-Executive Directors.”

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

Policies and Procedures for Related Person Transactions

We have adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of “related person transactions.” For purposes of this policy, a “related person transaction” is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any “related person” are participants involving an amount that exceeds $120,000 including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy. A “related person” is any executive officer, director or a holder of more than five percent of our Common Stock, including any of their immediate family members and any entity owned or controlled by such persons.

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

Director Independence

Our board of directors has determined that Ronen Rosenbloom, Israel Berenshtein, Amitay Weiss, Eliahou Arbib and Udi Kalifi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC.

Item 14. Principal accounting fees and services

Independent Public Accounting Firm

On July 25, 2021, the Company’s board of directors appointed Somekh Chaikin, Tel Aviv Israel, PCAOB ID 1057, a member firm of KPMG International, as its independent public accounting firm for the fiscal year ended December 31, 2021. Halperin Ilanit CPA served as the Company’s independent public accounting firm since 2018.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by (i) Halperin Ilanit CPA, an independent registered public accounting firm, for the period ended July 25, 2021, and the fiscal year ended December 31, 2020, and (ii) Somekh Chaikin, Tel Aviv, Israel (PCAOB ID 1057), a member firm of KPMG International, has served as our independent registered public accounting firm for fiscal year ended December 31, 2021. Following are KPMG International’s fees for professional services in each of the respective fiscal years:

Services	2021		2020
Audit fees	$172,500	(1)	$24,150
Audit related fees	-		-
Tax fees	18,069		2,488
All other fees	-		-
Total fees	$190,569		$26,638

(1)	Audit Fees consists of $27,500 in connection with the services rendered by Halperin Ilanit CPA, and $145,000 in connection with the services rendered by Somekh Chaikin, member firm of KPMG International.

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective as of June 12, 2019 (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on December 11, 2019)
3.1.3	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., effective as of November 24, 2020 (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
3.1.4	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc, dated February 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2021)
3.2.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.2+	Services Agreement, dated October 10, 2018, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.4 our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.3+	Services Agreement, dated January 15, 2019, by and between Pimi Agro Cleantech Ltd. and NSNC Consulting Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.4+	Addendum No. 1 to Services Agreement, dated March 28, 2019, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.5	Consulting Agreement, entered as of March 2, 2021, by and between Save Foods, Inc. and Amir Uziel (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.6	Non-Exclusive Commission Agreement, dated September 22, 2020, by and among Save Foods, Inc. and Earthbound Technologies, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.7	Distribution Agreement, dated September 22, 2020, by and among Save Foods Ltd. and Safe-Pack Products Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.8	Securities Purchase Agreement, dated September 23, 2020, by and among Save Foods, Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.9+	Consulting Agreement, dated November 6, 2020, by and between Save Foods, Inc. and S.T. Sporting (1996) Ltd. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
21.1*	List of Subsidiaries
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVE FOODS, INC.

By:	/s/ David Palach
Name:	David Palach
Title:	Chief Executive Officer
Date:	March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Palach	Chief Executive Officer	March 31, 2022
David Palach	(Principal Executive Officer)

/s/ Omri Kanterovich	Chief Financial Officer	March 31, 2022
Omri Kanterovich	(Principal Financial Officer)

/s/ Amitay Weiss	Chairman of the Board	March 31, 2022
Amitay Weiss

/s/ Ronen Rosenbloom	Director	March 31, 2022
Ronen Rosenbloom

/s/ Israel Berenshtein	Director	March 31, 2022
Israel Berenshtein

/s/ Udi Kalifi	Director	March 31, 2022
Udi Kalifi

/s/ Eliahou Arbib	Director	March 31, 2022
Eliahou Arbib

SAVE FOODS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

F-1

Save Foods, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAVE FOODS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Save Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Save Foods, Inc. and its subsidiary (the Company) as of December 31, 2021, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2021.

Tel Aviv, Israel

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAVE FOODS, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Save Foods, Inc (the “Company”) and its subsidiary, Save Foods Ltd. as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the year in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for each of the year in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 9, 2021

We have served as the Company’s auditor since 2018

SAVE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	6,750,938	242,900
Restricted cash (Note 2D)	56,674	22,395
Accounts receivable, net	172,630	147,941
Inventories	22,603	16,356
Other current assets (Note 3)	226,252	65,579
Total Current assets	7,229,097	495,171

Right-of-use asset arising from operating leases (Note 9)	129,613	14,700

Property and Equipment, net (Note 4)	100,944	55,194

Funds in respect of employee rights upon retirement	137,625	122,584
Total assets	7,597,279	687,649

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Short-term loan from banking institutions (Note 7)	8,390	7,949
Current maturities of convertible loans	-	56,250
Accounts payable	539,360	203,323
Other liabilities (Note 5)	383,554	517,711
Total current liabilities	931,304	785,233
Fair value of convertible component in convertible loans (Note 6)	-	54,970
Convertible loans (Notes 6)	-	146,929
Long-term loan from banking institutions (Note 7)	-	8,115
Operating lease liabilities (Note 9)	87,287	-
Liability for employee rights upon retirement	166,077	157,855

Total liabilities	1,184,668	1,153,102

Stockholders’ Equity (Deficit) (Note 10)
Common stocks of $ 0.0001 par value each (“Common Stocks”): 495,000,000 shares authorized as of December 31, 2021 and 2020; issued and outstanding 2,806,536 and 1,606,765 shares as of December 31, 2021 and 2020, respectively.	281	161
Preferred stocks of $ 0.0001 par value (“Preferred stocks”): 5,000,000 shares authorized as of December 31, 2021 and 2020; issued and outstanding 0 shares as of December 31, 2021 and 2020.	-	-
Additional paid-in capital	23,607,503	11,867,585
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(17,098,227)	(12,277,647)
	6,483,282	(436,176)
Non-controlling interests	(70,671)	(29,277)
Total stockholders’ equity (deficit)	6,412,611	(465,453)
Total liabilities and stockholders’ equity (deficit)	7,597,279	687,649

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2021	2020

Revenues from sales of products	438,141	232,274
Cost of sales (Note 12)	(135,943)	(43,405)
Gross profit	302,198	188,869
Research and development expenses (Note 13)	(538,684)	(417,000)
Selling and marketing expenses	(200,299)	(51,105)
General and administrative expenses (Note 14)	(4,266,854)	(1,070,109)
Operating loss	(4,703,639)	(1,349,345)
Financing expenses, net (Note 15)	(161,737)	(270,393)
Other expenses, net	-	(2,532)
Gain on disposal of affiliated company	-	15,690
Net loss	(4,865,376)	(1,606,580)
Less: Net loss attributable to non-controlling interests	(44,796)	13,441
Net loss attributable to the Company’s shareholders	(4,820,580)	(1,593,139)

Loss per share (basic and diluted) (Note 17)	(2.06)	(1.05)
Basic and diluted weighted average number of shares of common stock outstanding (Note 17)	2,343,088	1,519,122

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity (deficit)	Non-controlling interest	Total stockholders’ equity (deficit)

BALANCE AT JANUARY 1, 2020	1,458,598	146	10,329,571	(26,275)	(10,684,508)	(381,066)	(21,053)	(402,119)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2020:
Issuance of shares	45,876	5	349,995	-	-	350,000	-	350,000
Value of warrant issued in convertible loans	-	-	34,696	-	-	34,696	-	34,696
Conversion of convertible loans	67,369	7	585,924	-	-	585,931	-	585,931
Exercise of warrants	28,572	2	59,998	-	-	60,000	-	60,000
Exercise of options	6,350	1	19,999	-	-	20,000	-	20,000
Share based compensation	-	-	487,402	-	-	487,402	5,217	492,619
Comprehensive loss for the year	-	-	-	-	(1,593,139)	(1,593,139)	(13,441)	(1,606,580)
BALANCE AT DECEMBER 31, 2020	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2021:
Issuance of shares, net of issuance costs of $1,542,138	1,090,909	109	10,457,753	-	-	10,457,862	-	10,457,862
Conversion of convertible loans	66,877	7	648,403	-	-	648,410	-	648,410
Share based compensation	-	-	219,814	-	-	219,814	3,402	223,216
Share based compensation for services providers	41,985	4	413,948	-	-	413,952	-	413,952
Comprehensive loss for the year	-	-	-	-	(4,820,580)	(4,820,580)	(44,796)	(4,865,376)
BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Year ended
	December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	$(4,865,376)	$(1,606,580)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	57,195	45,205
Loss from sales of property and equipment	-	2,382
Gain on disposal of affiliated company	-	(15,690)
Increase in liability for employee rights upon retirement	8,222	15,764
Share based compensation	637,168	492,619
Revaluation and interest expenses on loans	116,462	176,216
Conversion of convertible loans	-	57,793
Increase in accounts receivable, net	(24,689)	(83,938)
Increase in inventories	(6,247)	(54)
Increase in other current assets	(200,673)	(47,575)
Increase (decrease) in accounts payable	337,680	(32,541)
Increase (decrease) in other liabilities and operating lease liabilities	(158,008)	197,659
Net cash used in operating activities	(4,098,266)	(798,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on investment in unconsolidated entity	-	4,864
Increase in funds in respect of employee rights upon retirement	(15,041)	(12,629)
Proceeds from sales of property and equipment	-	1,031
Purchase of property and equipment	(67,749)	-
Net cash used in investing activities	(82,790)	(6,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	274,000	360,000
Repayments of long-term loans from banking institutions	(7,875)	(7,272)
Repayments of right of use asset arising from operating leases	(38,971)	(40,968)
Proceeds from stock issued for cash, net of issuance costs of $1,502,138	10,497,862	350,000
Exercise of options	-	20,000
Exercise of warrants	-	60,000
Net cash provided by financing activities	10,725,016	741,760
Effect of exchange rate changes on cash and cash equivalents	(1,643)	-

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,542,317	(63,714)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	265,295	329,009

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$6,807,612	$265,295

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$231	$408
Non-cash transactions:
Disposal of affiliated company	-	2,704
Termination of lease agreement	51,358	11,590
Termination of lease liability	50,072	9,604
Issuance of warrants in convertible loans	-	53,388
Conversion of convertible loans	648,410	528,138
Deferred issuance expenses	40,000	-
Initial recognition of operating lease right-of-use assets	201,467	-
Initial recognition of operating lease liability	201,467	-

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	Operations

Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd., including preferred and Common Stock. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce. The Company and Save Foods Ltd. (collectively, the “Group”).

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

Commencing on May 14, 2021, Company’s common stock began to be listed on the Nasdaq Capital under the symbol “SVFD”.

B.	Reverse stock split

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

All share, stock option and per share information in these consolidated financial statements have been restated to reflect the stock split.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (continue)

C.	Effects of the spread of the coronavirus

The COVID-19 pandemic continues to create business and economic uncertainty and volatility in the global markets. Many countries around the world are experiencing further outbreaks of the pandemic, following which governments are once again imposing various restrictions. At the same time, there is a recovery trend in the volume of economic activity around the world that leads on one hand, to significant demand for certain products and services and on the other hand, disruptions to worldwide supply chain routes and some raw materials. The Group continues to take measures to ensure the health and safety of its employees, suppliers, other business partners and the communities in which it operates in order to ensure, among others, the operation level, the proper functioning of its facilities and to minimize the pandemic’s potential impact on its business. Manufacturing continues at the Group’s sites without interruptions. However, there is still a difficulty in assessing the future impacts of the pandemic on the Group’s operations, inter alia, in light of the uncertainty of its duration, the extent of its intensity and effects on global supply chains and global markets, and additional countermeasures that may be taken by governments and central banks.

D.	Liquidity

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $17,098,227. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of the date of these financial statements, management is of the opinion that its existing cash will be sufficient to meet its obligations for a period which is longer than 12 months.

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

A.	Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to share based compensation.

B.	Functional currency

A majority of the Group’s revenues is generated in U.S. dollars. In addition, most of the Group’s costs are denominated and determined in U.S. dollars. Management believes that the dollar is the currency in the primary economic environment in which the Group operates. Thus, the functional and reporting currency of the Group is the U.S. dollar. Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Save Foods Ltd. All significant intercompany balances and transactions have been eliminated on consolidation.

D.	Cash and cash equivalents, and Restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

Restricted cash as of December 31,2021 and 2020 included a $56,674 and $22,395, respectively collateral account for the Company’s corporate credit cards and a loan and is classified in current assets.

E.	Accounts receivables

The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. As of December 31, 2021, and 2020, an allowance for doubtful debts in the amount of $27,450 and $26,553, respectively, is reflected in net accounts receivables. The Group does not have any off-balance-sheet credit exposure related to its customers.

F.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Comprehensive Loss.

2.	Rates of depreciation:

%

Furniture and office equipment	7-15
Machines	10-15
Computers	33
Vehicle	15

G.	Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2021 or 2020.

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

The Group accounts for uncertain tax positions in accordance with ASC Topic 740-10, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in a Company’s financial statements. According to ASC Topic 740-10, tax positions must meet a more-likely-than-not recognition threshold. The Company’s accounting policy is to classify interest and penalties relating to uncertain tax positions under income taxes, however the Company did not recognize such items in its fiscal years 2021 and 2020 financial statements and did not recognize any liability with respect to an unrecognized tax position in its balance sheets.

I.	Liability for employee rights upon retirement

Under Israeli law and labor agreements, Save Foods Ltd. is required to make severance payments to retired or dismissed employees and to employees leaving employment in certain other circumstances. In respect of the liability to the employees, individual insurance policies are purchased, and deposits are made with recognized severance pay funds. The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision. Such liability is removed, either upon termination of employment or retirement.

According to Section 14 to the Severance Pay Law (“Section 14”) the payment of monthly deposits by a company into recognized severance and pension funds or insurance policies releases it from any additional severance obligation to the employees that have entered into agreements with the company pursuant to such Section 14. Save Foods, Ltd. has entered into agreements with a majority of its employees in order to implement Section 14. Therefore, the payment of monthly deposits by Save Foods, Ltd. into recognized severance and pension funds or insurance policies releases it from any additional severance obligation to those employees that have entered into such agreements and therefore Save Foods, Ltd. incurs no additional liability since that date with respect to such employees. Amounts accumulated in the pension funds or insurance policies pursuant to Section 14 are not supervised or administrated by Save Foods, Ltd. and therefore neither such amounts nor the corresponding accrual are reflected in the balance sheet.

Severance income for the year ended December 31, 2021 amounted to $6,819, and severance expense for the year ended December 31, 2020 amounted to $7,419.

J.	Revenue recognition

The Group has revenue from customers. The Group recognizes revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.

The Company’s primary source of revenues is from sales of eco-friendly “green” products for the food industry. The Company does not act as an agent in any of its revenue arrangements. Contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract, although terms generally include a requirement of payment within a range of 30 to 60 days after the performance obligation has been satisfied. As a result, the contracts do not include a significant financing component. In addition, contracts typically do not contain variable consideration as the contracts include stated prices.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

K.	Research and development expenses

Research and development expenses are charged to comprehensive loss as incurred.

L.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Save Foods Ltd. is entitled to such grants (i.e. at the time that there is reasonable assurance that the Save Foods Ltd will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by Save Foods Ltd from inception through December 2021 and 2020, amounted to $155,765.

As of December 31, 2021, and 2020, the Group did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects.

M.	Inventories

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products and products in process are determined on the average cost basis.

The Group regularly reviews its inventories for impairment and reserves are established when necessary.

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

O.	Stock-based compensation

The Group measures and recognizes the compensation expense for all equity-based payments to employees and nonemployees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as a compensation expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Group has expensed compensation costs, net of forfeitures as they occur, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

P.	Fair Value Measurements

Fair value of certain of the Group’s financial instruments including cash, accounts receivable, account payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Group measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

The following table presents the changes in fair value of the level 3 liabilities for the Year ended December 31, 2021:

Fair value of Convertible component
Outstanding at January 1, 2021	54,970
Fair value of issued level 3 liability	218,169
Fair value of repaid level 3 liability	(359,087)
Changes in fair value	(85,948)
Outstanding at December 31, 2021	-

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

Q.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and United States. The Group considers that its cash and cash equivalents have low credit risk based on the credit ratings of the counterparties. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

R.	Commitments and Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

S.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02. The guidance establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Group determines if an arrangement is or contains a lease at contract inception.

The Group is a lessee in certain operating leases primarily for office space and vehicles. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Group monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in statement of comprehensive loss.

T.	New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect the adoption of ASU 2019-12 will have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and(2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

U.	Change in classification

During the current year the Group changed the cash flows classification of proceeds from secured promissory notes to proceeds from convertible loans to reflect more appropriately the financing activities as it related to certain convertible loans.

These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity, net loss, or loss per share.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2021	2020

Prepaid expenses and advances to vendors	173,835	51,020
Receivables from sale of investment (*)	-	2,704
Government Institutions	52,417	11,855
	226,252	65,579

(*)	On April 2, 2019, the Company invested 10,000 Canadian Dollars for 20% of the outstanding shares of Savecann Solutions Inc. (“Savescann”) a newly formed company registered in Canada. Savecann intended to market the Company’s solutions to the Cannabis market. On April 21, 2020, the Company sold its entire holdings in Savecann for total consideration of 10,000 Canadian Dollars ($7,000).

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2021	2020

Computers	29,566	10,328
Furniture and office equipment	15,121	5,002
Machines	169,189	130,797
Vehicles	85,149	85,149
	299,025	231,276
Less - accumulated depreciation	(198,081)	(139,382)
Less – impairment of long lived assets	-	(36,700)
Total property and equipment, net	100,944	55,194

For the years ended December 31, 2021 and 2020, depreciation expenses were $21,999 and $22,512 respectively, and additional property and equipment were purchased in an amount of $67,749 for the year ended December 31, 2021 (none for the year ended December 31, 2020).

NOTE 5 – OTHER LIABILITIES

	December 31,
	2021	2020

Employees and related institutions	199,008	110,220
Accrued expenses	141,799	392,442
Operating lease liabilities	42,747	15,049
	383,554	517,711

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE LOANS

A.	In December 2019, the Company entered into a series of Convertible Loan Agreements (each a “CLA”) with third parties and certain existing shareholders (the “Lenders”), pursuant to which the Lenders agreed to provide the Company loans in the aggregate amount of $379,000 and in exchange the Company issued to the Lenders (i) convertible promissory notes (the “Notes”) and (ii) warrants with an exercise price of $8.40. In January and March 2020, the Company entered into two additional CLA agreements for an aggregate amount of $135,000, consisting of the same terms.

According to the terms of the CLA, the Notes bore interest at a rate of 5% per annum and the loan amount represented by the Notes was to be repaid to the Lenders according to the following schedule: (i) the principal amount represented by the Notes to be repaid in twenty four equal monthly installments, commencing on the twenty fifth month following the closing of each CLA, and (ii) the interest accrued on the loan amount paid in two bi-annual installments, commencing on the first anniversary of the first payment of the principal amount.

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

In accordance with ASC 815-15-25, the conversion feature was considered an embedded derivative instrument, and was to be recorded at its fair value as its fair value could be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability was then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

On June 24, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with the Lenders in connection with the sale and issuance of 69,332 units (“Units”), at a purchase price of $7.63 per Unit. Each Unit consisted of: (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $8.4 (the “Warrant”). In connection with the SPA, the Company issued to the Lenders an aggregate of 67,369 shares of Common Stock and Warrants to purchase an aggregate of 67,369 shares of Common Stock. The shares of Common Stock were issued on July 2, 2020.

Simultaneous with and conditioned upon the execution of the SPA, the Company and each of the Lenders agreed to effectively cancel the CLA and the equity securities issued thereunder. In connection therewith, each of the Lenders voluntarily waived any right to receive interest that accrued thereupon pursuant to the CLA.

The Company evaluated the transaction as an exchange of instruments and as a result of the above conversion, recorded a compensation expenses in a total amount of $57,793, as of May 11 and 12, 2021 (“The exchange date”), and as a credit to stockholders’ equity (additional paid in capital). The fair value of the additional shares granted in the conversion was calculated based on the Company’s share price as of the date of the conversion. The fair value of the additional warrants granted in the conversion was determined using the Black-Scholes pricing model, assuming a risk-free rate of 0.21%, a volatility factor of 51.96%, dividend yields of 0% and an expected life of 2.45-2.71 years.

During the year ended December 31, 2020, the Company recorded net interest and amortization expenses in the amount of $199,709, in respect of the discounts recorded on the CLAs.

B.	On September 21, 2020, the Company entered into a series of convertible loan agreements (“September 2020 CLA”) with certain lenders (“September 2020 Lenders”) to sell convertible promissory notes (“September 2020 Notes”) with an aggregate principal amount of $125,000. Whereby, the outstanding loan amount were to mature on the earlier of (i) the third anniversary of each September 2020 CLA or (ii) a deemed liquidation event, and the September 2020 Lenders could convert all or any portion of the September 2020 Notes into shares of Common Stock at any time prior to a mandatory conversion event at a conversion price of $7.63 per share.

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

The fair value of the convertible component was estimated with the assistance of a third party appraiser as weighted average of the two possible scenarios of the total loan amount conversion: as of September 21, 2020 and October 23, 2020, 70% probability for the Mandatory Conversion and 30% probability for the Optional Conversion and as of December 31, 2020 and January 19, 2021, 75% probability for the Mandatory Conversion and 25% probability for the Optional Conversion.

The Mandatory Conversion (scenario 1) was estimated by the appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of issuance dates and as of the balance sheet date:

	September 21, 2020	October 23, 2020	December 31, 2020	January 19, 2021
Dividend yield	0	0	0	0
Risk-free interest rate	0.19%	0.11%	0.09%	0.11%
Expected term (years)	0.775	0.685	0.417	0.36
Volatility	51.96%	51.96%	48.06%	48.06%
Share price	6.72	5.88	8.61	13.23
Exercise price	7.63	7.63	7.63	7.63
Fair value	15,208	6,457	47,499	205,884

The Optional Conversion (scenario 2) was estimated by the appraiser using binomial option pricing model and simulating and waiver of the lender as an exercise price, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the issuance dates and as of balance sheet date:

	September 21, 2020	October 23, 2020	December 31, 2020	January 19, 2021
Dividend yield	0	0	0	0
Risk-free interest rate	0.12-0.16%	0.12-0.2%	0.10-0.14%	0.10-0.20%
Volatility	51.96%	51.96%	48.06%	48.06%
Share price	6.72	5.88	8.61	13.23
Fair value	26,824	15,167	77,381	225,024

The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $27,762 for the 2020 issuances and as of December 31, 2020 was $54,970. The fair value of the convertible component was estimated by the third-party appraiser after giving effect to the weighted average of the two possible scenarios as of issuance dates was $218,169 for the January 19, 2021 issuance.

The fair value allocated to the convertible loan was estimated with the assistance of a third party appraiser as the residual value of the proceeds net of the convertible component and was estimated at a value of $203,179 as of December 31, 2020 of which $56,250 is presented under current liabilities and $146,929 is presented under long term liabilities.

On May 11, 2021 and May 12, 2021, the lenders of the convertible loans utilized their optional conversion, of the entire balance of the convertible promissory notes in the aggregate principal amount of $499,000 and of aggregated accrued interest amount of $11,211, at a conversion price of $7.63 per share and the Company issued to the Lenders an aggregate amount of 66,877 shares of Common Stock following the conversion. The Company recorded a total of $107,518 as interest expenses during the year ended December 31, 2021 related to such convertible loans.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 7 - LOANS FROM BANKING INSTITUTIONS

A.	Composition

	Interest rate at December 31 2021	December 31,
	%	2021	2020

Long-term loans	2.1	8,390	16,064
Less current maturities		(8,390)	(7,949)
		-	8,115

NOTE 8 – COMMITMENT AND CONTINGENT LIABILITIES

A.	Save Foods Ltd. is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Save Foods Ltd. was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2021 and 2020, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $ 155,765, not including interest.

B.	On September 22, 2020, the Company entered into a non-exclusive Commission Agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT ‘will introduce the Company to potential clients, pre-approved by the Company (“Introduced Parties”) and will assist the Company in finalizing commercial agreements with the Introduced Parties. In consideration for its services, the Company agreed to pay EBT 12.5% of the net revenues generated from Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000,000, provided that the compensation shall not exceed 25% of the Company’s gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from Introduces Parties were to exceed $500,000, and subject to the approval of the Board, the Company was to issue to EBT 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. In the event that certain additional events detailed in the agreement were to occur, the Company will also issue to EBT, subject to the approval of the Board, an additional 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. Such shares have not been issued as of balance sheet date.

C.	On September 22, 2020, the Company entered into a Distribution Agreement (the “Distribution Agreement”), with Safe-Pack Products Ltd (“Safe-Pack”) according to which the Company granted Safe-Pack an exclusive right to resell, distribute, advertise, and market Company’s products related to the citrus industry in Israel and other territories, as well as additional products as shall be mutually agreed upon in the future. In addition, the Company agreed to grant Safe-Pack a right of first refusal to be designated as an exclusive distributor of the Company in certain agreed upon territory for additional products of the Company as they relate to the field of post-harvest. In consideration for the above rights granted to Safe-Pack, Safe-Pack will submit to the Company purchase orders of its products at a price specified in the Distribution Agreement. Commencing upon the second calendar year of the agreement, Safe-Pack is required to meet a minimum purchase quota, as shall be mutually agreed upon between the parties. In the event that the parties fail to agree on a quota, the quota shall be equal to last year quota plus 3%.

D.	On June 15, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with public relations services. Based on the agreement, the Company will pay the consultant a monthly fee of $3,500 and shall issue the consultant 200 shares of Common Stock of the Company on the final day of each month following the commencement date of the agreement.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 8 – COMMITMENT AND CONTINGENT LIABILITIES (continue)

E.	On June 1, 2021 the Company terminated its October 10, 2018, consulting agreements with two of its consultants and signed new consulting agreements with the parties. According to the agreements, the consultants shall provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreement shall be effective until terminated by each of the parties by giving a 30 days prior notice. Based on the agreements the Company would pay each a monthly fee of $13,000, and $2,000 as monthly reimbursement of expenses. In addition, the Company agreed to grant the consultants with signing bonuses in the amounts of $150,000 and $250,000 net of the outstanding debt of the Company to the consultants based on their October 10, 2018 agreements in the amount of $33,000 each. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the consultants. In addition, each consultant shall be entitled to a special bonus upon business opportunities or upon other events he assisted with (“Consultant Engagements”), authorized by the CEO or the Chairman of the Board. The special bonus shall not exceed two times each consultant monthly fee. As of the date of the financial statements no bonus was recorded as no such Consultant Engagements were executed.

F.	On August 18, 2021 and on October 5, 2021, the Company signed consulting agreements with two of its consultants according to which the consultants will serve as members of the scientific advisory board of the Company and shall provide the Company with ongoing business consulting services. Based on the agreements, the Company will pay the consultants an hourly fee of NIS 500 (approximately $155) with maximum of 15 hour per months, each, unless agreed upon otherwise. The consultants will also be issued, subject to the approval of the Board of Directors of the Company, such number of shares of restricted common stock of the Company as is customarily issued to other directors of the Company. The agreement shall be in effect unless terminated by either one on the parties at any time upon 60 days prior notice. The terms of the grant have not yet been determined.

G.	On October 1, 2021, the Company signed a consulting agreement with a consultant for a period of 18 months, according to which the consultant will provide the Company with consulting services related to international business development activities. Based on the agreement, the Company will issue the consultant 9,000 shares of common stock of the Company upon execution of the agreement and six installments of 12,500 shares of common stock of the Company at each of following 90 days following the execution date.

NOTE 9 – LEASES

A.	The components of operating lease cost for the year ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

Operating lease costs	38,971	40,968
Short-term lease cost	4,378	-
Total operating lease cost	43,349	40,968

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 9 – LEASES (continue)

B.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	38,971	40,968
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	201,467	-

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2021	2020

Operating leases:
Operating leases right-of-use asset	129,613	14,700

Current operating lease liabilities	42,747	14,049
Non-current operating lease liabilities	87,287	-
Total operating lease liabilities	130,034	14,049

Weighted average remaining lease term (years)	2.9	2

Weighted average discount rate	4%	5%

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

2021

2022	47,496
2023	51,764
2024	34,292
Total operating lease payments	133,552
Less: imputed interest	3,518
Present value of lease liabilities	130,034

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 9 – LEASES (continue)

The Company and its subsidiary did not extend its office space at Kibbutz Alonim under an operating lease agreement that ended on December 31, 2021. During the years 2021 and 2020, the Company paid an annual rent of $15,559 and $14,967, respectively in respect of this lease.

In July 2021, the Company signed a lease agreement for an office space in Tel Aviv, Israel for a period of 2 years with monthly payments of $2,900 and an option to extend the agreement for an additional 3 years with monthly payments of $3,000. In September 2021, the Company signed an additional lease agreement for an office and operational space in Neve Yarak, lsrael for a period of 1 year with monthly payments of $2,000 and an option to extend the agreement for an additional 2 years with monthly payment of $2,800 in the first option period and $3,000 in the second option period.

A right-of-use assets in the amount of $152,472 and lease liabilities in the amount of 152,472 have been recognized in the balance sheet in respect of these leases. During December 2021, the Save Foods, Ltd. and the lessor of the Tel Aviv office space mutually agreed that the lease agreement would be terminated on December 31, 2021.

In December 2021, the Company signed a car rental lease agreement for a period of 3 years with monthly payments of $950. A lease right-of-use asset and a related liability in the amount of $34,362 have been recognized in the balance sheet in respect of this lease.

On December 15, 2021, the Company entered into a lease agreement for office space in Miami (hereinafter - the Miami Lease). The Miami Lease is for a period of 1 year with monthly payments of $600 and an option to extend the agreement for an additional 1 year with monthly payments of $630. The Company intends to exercise its option to extend the agreement. A lease right-of-use asset and a related liability in the amount of $14,633 have been recognized in the balance sheet in respect of this lease.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

Transactions:

During August 2020, the Company entered into a Securities Purchase Agreement (the “August 2020 SPAs”) with an existing shareholder (the “Investor”), pursuant to which the Company sold to the Investor for an aggregated amount of $100,000, 13,108 units at a price per unit of $7.63, each unit consisted of (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $8.40 for a period of 36 months following the issuance date. The shares of Common Stock were issued during August and September, 2020.

On July 2, 2020, the Company issued 67,369 shares of Common Stock in respect of the conversion of convertible loans as detailed in Note 6A above.

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

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

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

During December 2020, two directors of Save Food Ltd exercised 6,350 options under the 2018 Equity Incentive Plan into 6,350 shares of common stock of the Company total consideration of $20,000.

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of Common Stock of the Company at a price to the public of $11.00 per share – see note 1 above.

On May 15, 2021, the Company signed a consulting agreement with a third party according to which the consultant will provide the Company with investor relations services for a period of 12 months following the commencement date. As consideration for the agreement the Company will pay the consultant an annual fee of $40,000 and shall issue the consultant 12,000 shares of Common Stock of the Company. On June 20, 2021, the Company issued 12,000 shares of Common Stock of the Company to the consultant. The Company determined the value of the shares issue at $126,600.

On July 1, 2021, the Company and a consultant signed an Addendum to the October 20, 2020 Service Agreement (the “Original Agreement”) according to which the Company agreed to pay the consultant $15,000 for digital communication services as per the Original Agreement and to issue the consultant 14,285 shares of Common Stock of the Company. The Company determined the value of the shares issued at $127,622. In addition, the Company agreed to continue the Original Agreement for an additional six months for a monthly fee of $10,000.

On August 5, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with strategic consulting and coordination of digital marketing campaigns for a period of 6 months commencing September 1, 2021. As consideration for the agreement the Company will pay the consultant a total fee of $301,000 and shall issue the consultant 12,000 shares of Common Stock of the Company. By November 3, 2021, the Company issued the Consultant 6,000 shares on account of the above agreement. The Company determined the value of the shares issued at $53,856. On November 5, 2021, the Company and the consultant mutually agreed to terminate the consulting agreement.

On November 3, 2021 the Company issued to consultants 700 shares of the Company’s common stock based on their June 15, 2021 consulting agreement. see note 8E above for additional information. The Company determined the value of the shares issued at $5,747. After the balance sheet date, the Company issued the consultants 600 shares under the 2021 consulting agreement. The Company determined the value of the shares issued at $4,926.

On November 3, 2021 the Company issued to consultant 9,000 shares of the Company’s common stock based on their October 24, 2021 consulting agreement. see note 8I above for additional information. The Company determined the value of the shares issued at $61,200. After the balance sheet date, the Company issued the consultants 12,500 shares of which 5,000 were under the 2021 consulting agreement. The Company determined the value of the 5,000 shares at $34,000.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 11 – STOCK OPTIONS

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

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 11 – STOCK OPTIONS (continue)

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2020	164,289	3.15
Granted	92,574	3.64
Exercised	(6,350)	3.15
Forfeited	(29,365)	3.15
Expired	(14,286)	3.15
Outstanding at January 1, 2021	206,862	3.37
Granted	-	-
Exercised	-	-
Forfeited	(2,381)	3.15
Expired	(11,905)	3.15
Outstanding at December 31, 2021	192,576	3.38
Number of options exercisable at December 31, 2021	171,814	3.37

The aggregate intrinsic value of the awards outstanding as of December 31, 2021 and 2020 is $120,614 and $1,084,465, respectively. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 4.01 and $8.61 as of December 31, 2021 and 2020, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2020
Dividend yield	0
Expected volatility (%) (*)	52%
Risk-free interest rate (%) (**)	0.23%
Expected term of options (years) (***)	5
Exercise price (US dollars)	3.15-3.78
Share price (US dollars)	7.63
Fair value (US dollars)	4.83-5.17

(*)	Due to the low trading volume of the Company’s Common Stock, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company (agricultural chemical industry).

(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.

(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method” in accordance with SEC Staff Accounting Bulletin No. 110.

The total fair value estimation of the non-cash compensation of the grant at 2020 was approximately $453,976. Expenses incurred in respect of stock-based compensation for employees and directors, for the year ended December 31, 2021 and 2020 were $223,216 and $492,619, respectively.

As of December 31, 2021, there are 91,016 options available for future grants under the 2018 Equity Incentive Plan.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 12 – COST OF SALES

	Year ended December 31
	2021	2020

Salaries and related expenses	100,558	8,074
Share based compensation	11,540	5,402
Materials	9,882	16,692
Vehicle maintenance	1,533	2,063
Travel expenses	7,641	978
Transportation and storage	604	5,632
Other expenses	4,185	4,564
	135,943	43,405

NOTE 13 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2021	2020

Salaries and related expenses	176,520	39,021
Share based compensation	19,235	91,190
Subcontractors	238,784	130,592
Depreciation	38,166	29,319
Travel expenses	3,836	7,190
Vehicle maintenance	15,253	13,657
Rent and asset management	4,925	-
Laboratory and field tests	20,025	72,593
Other expenses	21,940	33,438
	538,684	417,000

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 14 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2021	2020

Professional services	2,527,076	443,883
Salaries and related expenses	214,570	-
Share based compensation	598,699	416,996
Legal expenses	160,814	67,492
Insurance	473,985	63,380
Rent and office maintenance	21,069	11,135
Registration fees	233,395	28,477
Communications	822	1,679
Depreciation	20,040	13,914
Travel expenses	-	5,305
Other expenses	16,384	17,848
	4,266,854	1,070,109

NOTE 15 – FINANCING EXPENSES, NET

	Year ended December 31
	2021	2020

Interest and amortization expenses	8,339	202,917
Currency exchange differences	9,667	34,037
Changes in fair value of convertible loans	107,518	27,208
Bank charges and other finance expenses, net	36,213	6,231
	161,737	270,393

NOTE 16 – INCOME TAX

A.	The Company is subject to the federal tax rate of 21% plus the state tax rate which varies from state to state.

Income of the Israeli company is taxable at enacted tax rate of 23%. In the future the Israeli company may be allegeable to be recognized as a preferred enterprise and consequently may be subject to lower tax rates.

The Company and Save Foods Ltd. have not received final tax assessments since their inception.

As of December 31, 2021, the Company and Save Foods Ltd. has estimated carry forward losses for tax purposes of approximately $2,438,457 and $12,141,427, respectively, which can be offset against future taxable income, if any.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 16 – INCOME TAX (continue)

B.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company (federal tax rate) and the tax expense reported in the financial statements:

	Year ended December 31
	2021	2020

Pretax loss	4,865,376	1,593,139
Federal tax rate	21%	21%
Income tax computed at the ordinary tax rate	1,021,729	334,559
Non-deductible expenses	(13,255)	(63,565)
Stock-based compensation	(133,805)	(109,772)
Tax in respect of differences in corporate tax rates	54,582	13,480
Losses and timing differences in respect of which no deferred taxes were generated	(929,251)	(174,702)
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2021	2020

Composition of deferred taxes:
Provision for employee related obligation	11,663	31,627
Non-capital loss carry-forwards	3,304,604	2,350,367
Operating lease right-of-use	(29,518)	-
Operating lease liabilities	29,615	-
Valuation allowance	(3,316,364)	(2,381,994)
	-	-

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 17 – LOSS PER COMMON STOCK

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per common stock for the years ended December 31, 2021 and 2020, are as follows:

	Year ended December 31
	2021	2020

	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to shareholders	2,343,088	1,519,122
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	192,576	206,862

(*)	The effect of the inclusion of option and convertible loans in 2021 and 2020 is anti-dilutive.

NOTE 18 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2021	2020

General and administrative expenses:
Directors compensation	230,943	380,756
Salaries and fees to officers	722,979	336,433
Consultants and other fees	-	52,331
	(*) 953,922	(*) 769,520

(*) of which share based compensation	104,362	394,756

Research and development expenses:
Salaries and fees to officers	(*) 309,168	25,301

(*) of which share based compensation	22,481	394,756

Cost of sales:
Salaries and fees to officers	(*) 49,913	-

(*) of which share based compensation	13,489	-

Selling and marketing expenses:
Salaries and fees to officers	(*) 89,299	-

(*) of which share based compensation	8,992	-

B.	Balances with related parties and officers:

Other accounts payables	113,845	424,515

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

C.	Other information:

1.	On November 5, 2020, the board of directors of the Company appointed Mr. David Palach, to serve as Chief Executive Officer of the Company, effective as of the same date. In connection with Mr. Palach’s appointment, the parties entered into a Consulting Agreement pursuant to which the Company and Mr. Palach agreed upon, inter alia, the following engagement terms: (a) a monthly fee of $8,000, and (b) a grant of options to purchase shares of the Company’s common stock, which amount shall be determined by the Board on a future date. On June 17, 2021 the Board of Directors of the Company approved an updated Compensation of its CEO, according to which the CEO shall be entitled to a monthly fee of $14,000 and reimbursement of expenses of $500 per month. In addition, the CEO shall receive a one-time grant of options to purchase shares of the Company representing 4.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

2.	On June 23, 2021 the Board of Directors of the Company approved the compensation of its CFO, according to which the CFO shall be entitled to a monthly fee of $8,000 and reimbursement of expenses of $500 per month. In addition, the CFO shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined. On November 14, 2021, the Board of Directors of the Company approved the increase of the CFO’s monthly fee to $11,500, effective October1, 2021.

3.	On June 23, 2021 the Board of Directors of the Company approved the compensation of its Chairman of the Board, according to which the Chairman of the Board shall be entitled to a monthly fee of $5,000. In addition, the Chairman of the Board shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

4.	On June 23, 2021 the Board of Directors of the Company approved the compensation for each of members of the board, according to which the each member of the board shall be entitled to an annual fee of NIS 100,000 (approximately $30,500). In addition, each member of the board shall receive a one-time grant of options to purchase shares of the Company representing 0.25% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

5.	On July 12, 2021 the Company and the Chairman of the Board of Save Foods Ltd. (the “Director”) reached a Separation Agreement and Release according to which the consulting agreement with the Director would be terminated as of July 8, 2021. According to the agreement the Company would pay the amounts accrued to the Director under his consulting agreement and in addition the Company agreed to grant the Director with 90 days notice and accelerate the vesting of all the unvested options granted to the Director. Such options were not exercised as of balance sheet date.

NOTE 19 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A.	Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Year ended December 31
	2021	2020

Israel	15,661	-
United States	201,455	211,949
Central-South America	221,025	20,325
	438,141	232,274

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

B.	Sales to single customers exceeding 10% of sales (US$):

	Year ended December 31
	2021	2020

Customer A	201,455	211,949
Customer B	221,025	-
	422,480	211,949

C.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of December 31, 2021 and 2020:

	Year ended December 31
	2021	2020

Israel	197,563	69,894
United States	32,994	-
	230,557	69,894

NOTE 20 – SUBSEQUENT EVENTS

1.	On January 16, 2022, the outgoing Chief Financial Officer of the Company, Ms. Vered Raz-Avayo, tendered her resignation to the Board of Directors of the Company (the “Board”) in connection with her role as the Company’s Chief Financial Officer, which resignation will enter into effect on January 31, 2022. Ms. Raz-Avayo’s resignation was due to personal reasons and there were no disagreements between her and the Company or the Board.

On January 18, 2022, the Board resolved to appoint Mr. Omri Kanterovich, the Company’s current financial controller, as the Company’s interim Chief Financial Officer, VP of Finance, Treasurer and Secretary, which appointments shall enter into effect on January 31, 2022. In connection with Mr. Kanterovich’s new positions with the Company, the Board resolved to increase his monthly base salary from NIS 18,000 (approximately $5,800) to NIS 25,000 (approximately $8,000). No additional changes were made to Mr. Kanterovich’s compensation.

2.	On January 31, 2022, following the Board of Directors of Save Foods Ltd.’s appointment of Mr. Joachim Fuchs as the Chairman of the Board of Directors of Save Foods Ltd, the Board of Directors of the Company approved the nomination and his consulting agreement. Based on the consulting agreement Mr. Joachim Fuchs is entitled to a monthly fee of NIS5,000 (approximately $1,600) and subject to the approval of the Board of Directors of the Company, 9,000 shares of the Company common stock and in addition, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 1.5% of the Company’s’ outstanding capital stock of which (1) 0.5% of such options shall have an exercise price of $1 and shall be vested in 4 equal quarters during the 12 months period commencing the Effective Date (January 1, 2022), (2) 0.5% of such options shall have an exercise price of $1.25 and shall be vested in 4 equal quarters during the 12 months period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options shall have an exercise price of $1.5 and shall be vested in 4 equal quarters during the 12 months period following the 24 month anniversary of the Effective Date.

3.	On February 1, 2022, the Company entered into an Letter Agreement with a Consultant according to which the Consultant will provide the Company with public relations, branding, PR strategies and other services as detailed in the Letter Agreement. As consideration for the services, the Company will issue the Consultant, 77,400 warrants to purchase shares of Common Stock of the Company, at an exercise price of $0.05 each (the “Warrants”). The Warrants will be issuable in 5 equal tranches, 15,480 upon signing of the agreement (or the approval of the agreement by the board, the later) and additional quarterly 4 installments ending at February, 2023. In addition, the Company has provided the Consultant an Anti-dilution rights if at any time after both the (a) the approval of the agreement and (b) the Company having exceeded 3,000,000 shares of common stock. In such event the Consultant shall receive for no consideration an additional securities necessary to maintain a fully-diluted ownership percentage (as defined in the Letter Agreement).

4.	On March 10, 2022, the Company entered into an Investor Relations Agreement (the “Agreement”) with a Consultant for a period of 12 months. According to the Agreement, the Company will pay the Consultant for his services a monthly fee of $11,000 and in addition, 14,000 shares of Common Stock of the Company, upon execution of the agreement. The shares were issued at March 10, 2022.

