Form 10-Q
period 2022-03-31
Save Foods Inc.
filed 2022-05-16
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    To

Commission File No. 000-56100

SAVE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

730 NW 107 Avenue
Miami, Florida	33172
(Address of Principal Executive Offices)	(Zip Code)

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2022, the registrant had 2,842,036 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed on March 31, 2022) (“2021 Annual Report”) entitled “Risk Factors” as well as in our other public filings.

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

4

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited).

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2022

IN U.S. DOLLARS

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	5,644,466	6,750,938
Restricted cash	55,416	56,674
Accounts receivable, net	201,853	172,630
Inventories	26,568	22,603
Other current assets	276,028	226,252
Total Current assets	6,204,331	7,229,097

Right-of-use asset arising from operating lease	168,244	129,613

Property and equipment, net	111,169	100,944

Funds in respect of employee rights upon retirement	136,103	137,625
Total assets	6,619,847	7,597,279

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term loan from banking institutions	6,197	8,390
Accounts payable	586,703	539,360
Other liabilities	395,754	383,554
Total current liabilities	988,654	931,304
Operating lease liabilities	102,754	87,287

Liability for employee rights upon retirement	164,042	166,077

Total liabilities	1,255,450	1,184,668

Stockholders’ Equity
Common Stock $ 0.0001 par value per share (“Common Stock”): 495,000,000 shares authorized as of March 31, 2022 and December 31, 2021; issued and outstanding 2,842,036 and 2,806,536 shares as of March 31, 2022 and December 31, 2021, respectively.	285	281
Preferred Stock $ 0.0001 par value per share (“Preferred Stock”): 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; issued and outstanding 0 shares as of March 31, 2022 and December 31, 2021.	-	-
Additional paid-in capital	23,898,284	23,607,503
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(18,427,977)	(17,098,227)
	5,444,317	6,483,282
Non-controlling interests	(79,920)	(70,671)
Total stockholders’ equity	5,364,397	6,412,611
Total liabilities and stockholders’ equity	6,619,847	7,597,279

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended March 31
	2022	2021

Revenues from sales of products	87,630	123,074
Cost of sales	(41,849)	(2,933)
Gross profit (loss)	45,781	120,141
Research and development expenses	(209,362)	(69,791)
Selling and marketing expenses	(178,136)	(44,258)
General and administrative expenses	(1,003,957)	(252,971)
Operating loss	(1,345,674)	(246,879)
Financing income (expenses), net	5,904	(247,416)
Net loss	(1,339,770)	(494,295)
Less: net loss attributable to non-controlling interests	10,020	1,893
Net loss attributable to the Company’s stockholders’ equity	(1,329,750)	(492,402)

Loss per share (basic and diluted)	(0.47)	(0.31)

Basic and diluted weighted average number of shares of Common Stock outstanding	2,819,253	1,606,765

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

Issuance of shares to employees and services providers	35,500	4	279,139	-	-	279,143	591	279,734
Share based compensation to employees and directors	-	-	11,642	-	-	11,642	180	11,822
Comprehensive loss for the period	-	-	-	-	(1,329,750)	(1,329,750)	(10,020)	(1,339,770)
BALANCE AT MARCH 31, 2022	2,842,036	285	23,898,284	(26,275)	(18,427,977)	5,444,317	(79,920)	5,364,397

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2020	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)

Share based compensation to employees and directors	-	-	83,605	-	-	83,605	895	84,500
Comprehensive loss for the period	-	-	-	-	(492,402)	(492,402)	(1,893)	(494,295)
BALANCE AT MARCH 31, 2021	1,606,765	161	11,951,190	(26,275)	(12,770,049)	(844,973)	(30,275)	(875,248)

(*) See note 3(5)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(1,339,770)	(494,295)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	7,638	4,821
Decrease in liability for employee rights upon retirement	(2,035)	(5,635)
Issuance of shares to employees and services providers	182,094	-
Share based compensation to employees and directors	11,822	84,500
Expenses on convertible loans	-	251,696
Interest expenses on loans	(174)	-
Operating lease ROU asset and liability, net	(3,779)	(29)
Increase in accounts receivable	(29,223)	(10,561)
Decrease (increase) in inventory	(3,965)	377
Decrease (increase) in other current assets	47,863	(5,167)
Increase in accounts payable	49,247	37,268
Increase (decrease) in other accounts payable	(7,181)	52,477
Net cash used in operating activities	(1,087,463)	(84,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,864)	-
Increase in funds in respect of employee rights upon retirement	1,522	4,375
Net cash provided by (used in) investing activities	(16,342)	4,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	-	274,000
Repayments of long-term loans from banking institutions	(2,019)	(1,975)
Increase in prepaid issuance expenses	-	(64,680)
Net cash provided by (used in) financing activities	(2,019)	207,345
Effect of exchange rate changes on cash and cash equivalents	(1,906)	-

INCREASE (DECREASE) IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	(1,107,730)	127,172

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	6,807,612	242,900

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	5,699,882	370,072

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for future services	97,640	-
Initial recognition of operating lease right-of-use assets	56,671	-
Initial recognition of operating lease liability	56,671	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

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

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of its Common Stock for net proceeds of $10,457,862. Commencing on May 14, 2021, Company’s common stock was listed on the Nasdaq Capital under the symbol “SVFD”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation.

NOTE 3 – COMMON STOCK

1.	On January 31, 2022, following the Board of Directors of Save Foods Ltd.’s appointment of Mr. Joachim Fuchs as the Chairman of the Board of Directors of Save Foods Ltd, the Board of Directors of the Company (the “Board”) approved the nomination and his consulting agreement. Based on the consulting agreement Mr. Joachim Fuchs is entitled to a monthly fee of NIS5,000 (approximately $1,600) and subject to the approval of the Board, 9,000 shares of common stock and in addition, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 1.5% of the Company’s’ outstanding capital stock of which (1) 0.5% of such options shall have an exercise price of $1 and shall be vested in 4 equal quarters during the 12 months period commencing the Effective Date (January 1, 2022), (2) 0.5% of such options shall have an exercise price of $1.25 and shall be vested in 4 equal quarters during the 12 months period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options shall have an exercise price of $1.5 and shall be vested in 4 equal quarters during the 12 months period following the 24 month anniversary of the Effective Date. On March 24, 2022 the Company issued to Mr. Joachim Fuchs 9,000 shares of common stock. The Company determined the value of the shares at $38,790.

2.	On February 1, 2022, the Company entered into a Letter Agreement with a consultant according to which the Consultant will provide the Company with public relations, branding and other services as detailed in the Letter Agreement. As consideration for the services, the Company will issue the Consultant, a warrant to purchase up to an aggregate of 77,400 shares of Common Stock of the Company, at an exercise price of $0.05 each (the “February 2022 Warrant”). The February 2022 Warrant will be issuable in five equal tranches, 15,480 warrant shares upon signing of the agreement or the approval of the agreement by the Board, whichever is later and four additional quarterly installments ending in February 2023. In addition, the Company has provided the Consultant anti-dilution rights if at any time after both the (a) the approval of the agreement and (b) the Company having exceeded 3,000,000 shares of common stock. In such event the Consultant shall receive for no consideration additional securities necessary to maintain a fully-diluted ownership percentage (as defined in the Letter Agreement). In addition, the consultant is entitled to convert the February 2022 Warrant into cash, except for the portion of the February 2022 Warrant issuable upon signing of the agreement, upon providing the Company with advance notice of at least 45 days prior to each exercise date, an amount not to exceed 33% of the Warrant Shares due to vest, based on the share price of the Company less the exercise price, with a maximum cash conversion amount of $20,000 for each tranche.

The Company determined the value of the cash liability at $13,333 which was recorded as general and administrative expenses in the period of three months ended March 31, 2022.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – COMMON STOCK (continue)

The fair value of the February 2022 Warrant was determined based on the Company’s share price as of the date of the agreement using the Black-Scholes pricing model, assuming a risk-free rate of 1.35%, a volatility factor of 78%, dividend yields of 0% and an expected life of 0.75 years and was calculated at $332,859 and net of the cash liability at $319,526.

During the three months ended March 31, 2022, the Company recorded $42,143 as share based compensation expenses in respect of the above agreement.

3.	On March 10, 2022, the Company entered into an Investor Relations Agreement (the “March IR Agreement”) with a consultant for a period of 12 months. According to the March IR Agreement, the Company will pay the Consultant for his services a monthly fee of $11,000 and in addition, 14,000 shares of Common Stock of the Company, upon execution of the March IR Agreement. The shares were issued on March 10, 2022. The Company determined the value of the shares at $103,600. During the period of three months ended March 31, 2022, the Company recorded share based compensation expenses of $5,961 and the remaining was recorded as prepaid expenses under other current assets.

4.	On January 27, 2022, the Company issued 12,500 shares under its October 1, 2021, consulting agreement. During the three months ended March 31, 2022, the Company recorded share based compensation expenses of $95,200 in respect of the above agreement.

5.	On February 23, 2021, the Company amended its Certificate of Incorporation to effect a 7 to 1 reverse stock split of the Company’s outstanding Common Stock. All share, stock option and per share information in these consolidated financial statements have been presented to reflect the stock split.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	192,576	3.38
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31,2022	192,576	3.38
Number of options exercisable at March 31, 2022	183,385	3.38

The aggregate intrinsic value of the awards outstanding as of March 31, 2022 is $455,696. These amounts represent the total intrinsic value, based on the Company’s stock price of $5.75 as of March 31, 2022, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-based compensation for employees and directors, for the three months ended March 31, 2022 and 2021 were $11,822 and $84,500, respectively

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Three months ended March 31,
	2022	2021

General and administrative expenses:
Directors compensation	60,533	63,402
Salaries and fees to officers	173,779	106,161
	(*) 234,312	(*) 169,563

(*) of which share based compensation	7,925	57,440

Research and development expenses:
Salaries and fees to officers	(*) 49,063	-

(*) of which share based compensation	1,949	-

Cost of sales:
Salaries and fees to officers	(*) 17,012	-

(*) of which share based compensation	1,169	-

Selling and marketing expenses:
Salaries and fees to officers	(*) 76,833	-

(*) of which share based compensation	779	-

B. Balances with related parties and officers:

Other current assets	8,308	-

Other accounts payables	118,362	485,611

C. Other information:

1.	On June 23, 2021 the Board of Directors of the Company approved the compensation of its Chief Financial Officer (“CFO”), according to which the CFO shall be entitled to a monthly fee of $8,000 and reimbursement of expenses of $500 per month. In addition, the CFO shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined. On November 14, 2021, the Board of Directors of the Company approved the increase of the CFO’s monthly fee to $11,500, effective October 1, 2021. On January 16, 2022, the outgoing Chief Financial Officer of the Company, Ms. Vered Raz-Avayo, tendered her resignation to the Board in connection with her role as the Company’s Chief Financial Officer, which resignation will enter into effect on January 31, 2022. Ms. Raz-Avayo’s resignation was due to personal reasons and there were no disagreements between her and the Company or the Board.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 5 – RELATED PARTIES (continue)

2.	On January 18, 2022, the Board resolved to appoint Mr. Omri Kanterovich, the Company’s then financial controller, as the Company’s interim Chief Financial Officer, VP of Finance, Treasurer and Secretary, which appointments entered into effect on January 31, 2022. In connection with Mr. Kanterovich’s new positions with the Company, the Board resolved to increase his monthly base salary from NIS 18,000 (approximately $5,800) to NIS 25,000 (approximately $8,000). No additional changes were made to Mr. Kanterovich’s compensation. On April 18, 2022, Mr. Omri Kanterovich tendered his resignation as the Interim Chief Financial Officer, VP of Finance, Treasurer and Secretary of the Company (see also note 7 below).

NOTE 6 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A. Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Three months ended March 31,
	2022	2021

Israel	11,213	-
United States	35,948	84,674
Central-South America	40,469	38,400
	87,630	123,074

B. Sales to single customers exceeding 10% of sales (US$):

	Three months ended March 31,
	2022	2021

Customer A	40,469	38,400
Customer B	35,948	84,674
Customer C	11,213	-
	87,630	123,074

C. Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021

Israel	249,306	61,004
United States	30,107	-
	279,413	61,004

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 7 – SUBSEQUENT EVENTS

1.	On April 1, 2022, the Company entered into an Investor Relations Agreement (the “April IR Agreement”) with a Consultant for a period of 90 days. According to the April IR Agreement, the Company will pay the Consultant for his services a monthly fee of $15,000 and in addition, 12,000 shares of Common Stock of the Company, upon execution of the April IR Agreement. The shares were issued on May 2, 2022.

In addition, the Company will issue warrants to purchase 60,000 shares of Common Stock of the Company, of which (a) 20,000 warrants shall vest upon the lapse of 12 months with an exercise price of $8.00, (b) 20,000 warrants shall vest upon the lapse of 18 months with an exercise price of $9.50, and (c) 20,000 warrants shall vest upon the lapse of 24 months with an exercise price of $11.

2.	On April 17, 2022, the Board resolved to appoint Ms. Lital Barda, the Company’s current financial controller, as the Company’s CFO, Treasurer and Secretary, which appointment entered into effect on April 18, 2022. In connection with Ms. Barda’s appointment as the Company’s CFO, Treasurer and Secretary, the Board resolved to approve the following terms of compensation, effective immediately upon the effectiveness of Ms. Barda’s appointment: (a) a monthly base salary of NIS 25,000 and (b) a grant of options to purchase such number of shares of the Company’s common stock, par value $0.0001 per share, as shall be agreed upon between Ms. Barda and the Board on a future date, and which shall be in accordance with the terms of the Company’s future equity incentive plan.

3.	On May 2, 2022, the Company issued 600 shares to a consultant under its June 15, 2021 consulting agreement. In addition, on May 2, 2022, the Company issued 12,500 shares to a consultant under its October 1, 2021 consulting agreement (see also note 3 above).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated interim financial statements (unaudited) and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our 2021 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Furthermore, certain disclosures and references made herein apply to Save Foods Ltd., the subsidiary of Save Foods, Inc. The primary business activities and operations discussed herein are performed by Save Foods Ltd., whereas Save Foods, Inc. operates as a holding company and is the Registrant for purposes of this Quarterly Report on Form 10-Q.

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

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Three Months Ended March 31
	2022	2021
Revenues from sale of products	$87,630	$123,074
Cost of sales	(41,849)	(2,933)
Gross profit	$(45,781)	$120,141

Operating Expenses

Our operating expenses consist of three components — research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, laboratory and field tests, professional fees and other related research and development expenses.

	Three Months Ended March 31
	2022	2021
Salaries and related expenses	$114,815	$2,086
Share based compensation	1,948	17,916
Professional fees	24,302	31,014
Laboratory and field tests	40,995	6,261
Depreciation	17,790	6,766
Other expenses	9,512	5,748
Total	$209,362	$69,791

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Three Months Ended March 31
	2022	2021
Salaries and related expenses	$82,260	$778
Share based compensation	779	462
Professional fees	55,621	-
Commissions	5,466	4,800
Transport and storage	7,818	5,313
Other expenses	26,192	32,905
Total	$178,136	$44,258

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts including commercial validation pilots and recruit additional employees or contractor to support our selling and marketing efforts in our targeted geographical areas.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, insurance and other non-personnel related expenses.

	Three Months Ended March 31
	2022	2021
Professional services	$552,696	$163,954
Share based compensation	190,019	65,429
Salaries and related expenses	90,779	-
Insurance	135,875	18,908
Other expenses	34,588	4,680
Total	$1,003,957	$252,971

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues.

Revenues for the three months ended March 31, 2022 were $87,630, compared to $123,074 during the three months ended March 31, 2021. The decrease is mainly a result of a decrease in sales due to weather conditions which caused a reduction in citrus production.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of sales for the three months ended March 31, 2022 were $41,849, compared to $2,933 for the three months ended March 31, 2021. The increase is mainly a result of the increase in salaries and related expenses.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $45,781, compared to a gross profit of $120,141 for the three months ended March 31, 2021. The decrease is mainly a result of the decrease in revenues and increase in cost of sales, as detailed above.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, related materials and overhead expenses. Research and development expenses for the three months ended March 31, 2022 were $209,362, an increase of $139,571, or 200%, compared to total research and development expenses of $69,791 for the three months ended March 31, 2021. The increase is mainly attributable to an increase in salaries and related expenses and field tests, offset by a decrease in professional fees and share based compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the three months ended March 31, 2022 were $178,136, an increase of $133,878, or 302%, compared to total selling and marketing expenses of $44,258 for the three months ended March 31, 2021. The increase is mainly attributable to the increase in salaries and related costs and professional services.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended March 31, 2022 were $1,003,957, an increase of $750,986, or 297%, compared to total general and administrative expenses of $252,971 for the three months ended March 31, 2021. The increase is mainly a result of the increase in salaries and related costs, professional services, insurance costs, and share-based compensation to our service providers.

Financing Income (Expenses), Net

Financing income, net, for the three months ended March 31, 2022 were $5,904, an increase of $253,320, or 102%, compared to total financing expenses of $247,416 for the three months ended March 31, 2021. The increase is mainly a result of decrease in interest and amortization expenses and fair value of our convertible loans related to convertible notes which converted in 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended March 31, 2022 was $1,339,770, compared to $494,295 for the three months ended March 31, 2021, an increase of $845,475, or 171%. The increase is mainly a result of the increase in research and development expenses, selling and marketing expenses and in general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2022, we have funded our operations, principally with approximately $16 million (net of issuance expenses), from the issuance of shares of our Common Stock, options and loans.

On May 13, 2021, we completed an underwritten public offering of 1,090,909 shares of Common Stock at a price to the public of $11.00 per share. The gross proceeds we received from this offering were $12,000,000 (net proceeds of $10,457,862) (the “Underwritten Offering”).

The table below presents our cash flows for the periods indicated:

	Three Months Ended March 31
	2022	2021
Net cash used in operating activities	$(1,087,463)	$(84,548)

Net cash provided by (used in) investing activities	(16,342)	4,375

Net cash provided by (used in) financing activities	(2,019)	207,345

Increase (decrease) in cash and cash equivalents	$(1,107,730)	$127,172

As of March 31, 2022, we had cash and cash equivalents of $5,644,466, as compared to $370,072 as of March 31, 2021. As of March 31, 2022, we had a working capital of $5,215,677, as compared to a negative working capital of $202,401 as of March 31, 2021. The increase in our cash balance is mainly attributable to the Underwritten Offering offset by our cash used in operations.

Operating Activities

Net cash used in operating activities was $1,087,463 for the three months ended March 31, 2022, as compared to $84,548 for the three months ended March 31, 2021. The increase is mainly attributable to our net loss of $1,339,770, partially offset by increases in share based compensation and accounts payable and decrease in other current assets.

Investing Activities

Net cash used in investing activities was $16,342 for the three months ended March 31, 2022, as compared to net cash provided by investing activities of $4,375 for the three months ended March 31, 2021. The decrease is mainly attributable to the increase in purchase of property and equipment offset by decrease in funds in respect of employee rights upon retirement.

Financing Activities

Net cash used in financing activities was $2,019 for the three months ended March 31, 2022, as compared to net cash provided by financing activities of $207,345 for the three months ended March 31, 2021. The decrease is mainly the result of decrease in proceeds from convertible loans.

Financial Arrangements

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

Our critical accounting policies and estimates are set forth in our 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2021 Annual Report. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report. The risks described in our 2021 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2021 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2021 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 27, 2022, the Company issued 12,500 shares of Common Stock under the October 1, 2021 consulting agreement.

On March 10, 2022, the Company issued 14,000 shares of Common Stock under the March 10, 2022 investor relations agreement.

On March 24, 2022, the Company issued to Mr. Joachim Fuchs, a director of Save Foods Ltd., 9,000 shares Common Stock.

The foregoing shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder for transactions not involving a public offering.

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

Date: May 16, 2022	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
Save Foods, Inc.

By:	/s/ Lital Barda
Name:	Lital Barda
Title:	Chief Financial Officer
Save Foods, Inc.

