Form 10-Q
period 2022-06-30
Save Foods Inc.
filed 2022-08-15
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission File No. 000-56100

SAVE FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

HaPardes 134 (Meshek Sander)
Neve Yarak, Israel	4994500
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 30, 2022, the registrant had 2,876,136 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited).

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2022

IN U.S. DOLLARS

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	4,378,434	6,750,938
Restricted cash	50,286	56,674
Accounts receivable, net	31,080	172,630
Inventories	36,305	22,603
Other current assets	506,755	226,252
Total Current assets	5,002,860	7,229,097

Right-of-use asset arising from operating lease	151,410	129,613

Property and equipment, net	109,120	100,944

Funds in respect of employee rights upon retirement	126,339	137,625
Total assets	5,389,729	7,597,279

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term loan from banking institutions	3,748	8,390
Accounts payable	482,567	539,360
Other liabilities	289,436	383,554
Total current liabilities	775,751	931,304
Operating lease liabilities	75,149	87,287

Liability for employee rights upon retirement	150,141	166,077

Total liabilities	1,001,041	1,184,668

Stockholders’ Equity
Common Stock $ 0.0001 par value per share (“Common Stock”): 495,000,000 shares authorized as of June 30, 2022 and December 31, 2021; issued and outstanding 2,876,136 and 2,806,536 shares as of June 30, 2022 and December 31, 2021, respectively.	289	281
Preferred Stock $ 0.0001 par value per share (“Preferred Stock”): 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; issued and outstanding 0 shares as of June 30, 2022 and December 31, 2021.	-	-
Additional paid-in capital	24,186,496	23,607,503
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(19,684,647)	(17,098,227)
	4,475,863	6,483,282
Non-controlling interests	(87,175)	(70,671)
Total stockholders’ equity	4,388,688	6,412,611
Total liabilities and stockholders’ equity	5,389,729	7,597,279

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2022	2021	2022	2021

Revenues from sales of products	118,710	177,477	31,080	54,403
Cost of sales	(54,847)	(14,287)	(12,998)	(11,354)
Gross profit	63,863	163,190	18,082	43,049
Research and development expenses	(322,738)	(296,533)	(113,376)	(226,742)
Selling and marketing expenses	(323,049)	(33,409)	(144,913)	(18,712)
General and administrative expenses	(2,040,682)	(1,672,707)	(1,036,725)	(1,419,736)
Operating loss	(2,622,606)	(1,839,459)	(1,276,932)	(1,622,141)
Financing income (expenses), net	18,832	(156,061)	12,928	120,916
Comprehensive loss	(2,603,774)	(1,995,520)	(1,264,004)	(1,501,225)
Less: net loss attributable to non-controlling interests	17,354	21,677	7,334	19,784
Net loss attributable to the Company’s stockholders’ equity	(2,586,420)	(1,973,843)	(1,256,670)	(1,481,441)

Loss per share (basic and diluted)	(0.91)	(1.05)	(0.44)	(0.69)

Basic and diluted weighted average number of shares of Common Stock outstanding	2,841,027	1,884,365	2,862,562	2,158,915

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

Issuance of shares to employees and services providers	35,500	4	279,139	-	-	279,143	591	279,734
Share based compensation to employees and directors	-	-	11,642	-	-	11,642	180	11,822
Comprehensive loss for the period	-	-	-	-	(1,329,750)	(1,329,750)	(10,020)	(1,339,770)
BALANCE AT MARCH 31, 2022	2,842,036	285	23,898,284	(26,275)	(18,427,977)	5,444,317	(79,920)	5,364,397
Issuance of shares to employees and services providers	34,100	4	283,114	-	-	283,118	-	283,118
Share based compensation to employees and directors	-	-	5,098	-	-	5,098	79	5,177
Comprehensive loss for the period	-	-	-	-	(1,256,670)	(1,256,670)	(7,334)	(1,264,004)
BALANCE AT JUNE 30, 2022	2,876,136	289	24,186,496	(26,275)	(19,684,647)	4,475,863	(87,175)	4,388,688

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2020	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)

Share based compensation for employees and directors	-	-	83,605	-	-	83,605	895	84,500
Comprehensive loss for the period	-	-	-	-	(492,402)	(492,402)	(1,893)	(494,295)
BALANCE AT MARCH 31, 2021	1,606,765	161	11,951,190	(26,275)	(12,770,049)	(844,973)	(30,275)	(875,248)

Issuance of shares, net of issuance costs of $1,542,138	1,090,909	109	10,457,753	-	-	10,457,862	-	10,457,862
Conversion of convertible loans	66,877	7	648,403	-	-	648,410	-	648,410
Stock based compensation to employees and directors	-	-	60,227	-	-	60,227	1,331	61,558
Share based compensation for services providers	12,000	1	126,599	-	-	126,600	-	126,600
Comprehensive loss for the period	-	-	-	-	(1,481,441)	(1,481,441)	(19,784)	(1,501,225)
BALANCE AT JUNE 30, 2021	2,776,551	278	23,244,172	(26,275)	(14,251,490)	8,966,685	(48,728)	8,917,957

(*)	See note 3(9)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Six months ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(2,603,774)	(1,995,520)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	18,792	9,609
Decrease in liability for employee rights upon retirement	(15,935)	(4,863)
Issuance of shares to employees and services providers	491,042	126,601
Share based compensation to employees and directors	16,999	146,057
Expenses on convertible loans	-	115,972
Interest expenses on loans	(677)	-
Exchange rate differences on operating leases	(15,474)	202
Decrease in accounts receivable	141,550	93,538
Decrease (increase) in inventory	(13,702)	1,120
Increase in other current assets	(208,693)	(680,679)
Increase (decrease) in accounts payable	(52,556)	117,786
Increase (decrease) in other liabilities	(112,579)	352,548
Net cash used in operating activities	(2,355,007)	(1,717,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,968)	-
Decrease in funds in respect of employee rights upon retirement	11,287	4,375
Net cash provided by (used in) investing activities	(15,681)	4,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	-	274,000
Repayments of long-term loans from banking institutions	(3,965)	(3,852)
Proceeds from stock issued for cash, net of issuance costs of $1,502,138	-	10,497,862
Net cash provided by (used in) financing activities	(3,965)	10,768,010
Effect of exchange rate changes on cash and cash equivalents	(4,239)	8,144

INCREASE (DECREASE) IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	(2,378,892)	9,062,900

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	6,807,612	242,900

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	4,428,720	9,305,800

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for future services	71,810	-
Initial recognition of operating lease right-of-use assets	56,671	-
Initial recognition of operating lease liability	56,671	-
Conversion of convertible loans	-	648,410
Deferred issuance expenses	-	40,000

The accompanying notes are an integral part of the condensed consolidated interim financial statements

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of its Common Stock for net proceeds of $10,457,862. Commencing on May 14, 2021, The Company’s common stock was listed on the Nasdaq Capital under the symbol “SVFD”.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022, and 2021, changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10--K for the year ended December 31, 2021 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – COMMON STOCK

1.	On January 31, 2022, following the Board of Directors of Save Foods Ltd.’s appointment of Mr. Joachim Fuchs as the Chairman of the Board of Directors of Save Foods Ltd, the Board of Directors of the Company (the “Board”) approved the nomination and his consulting agreement. Based on the consulting agreement Mr. Joachim Fuchs is entitled to a monthly fee of NIS5,000 (approximately $1,600) and subject to the approval of the Board, 9,000 shares of common stock and in addition, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 1.5% of the Company’s’ outstanding capital stock of which (1) 0.5% of such options shall have an exercise price of $1 and shall be vested in 4 equal quarters during the 12 months period commencing the Effective Date (January 1, 2022), (2) 0.5% of such options shall have an exercise price of $1.25 and shall be vested in 4 equal quarters during the 12 months period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options shall have an exercise price of $1.5 and shall be vested in 4 equal quarters during the 12 months period following the 24 month anniversary of the Effective Date. On March 24, 2022 the Company issued to Mr. Joachim Fuchs 9,000 shares of common stock. The Company determined the value of the shares at $38,790.

2.	On February 1, 2022, the Company entered into a Letter Agreement with a consultant according to which the Consultant will provide the Company with public relations, branding and other services as detailed in the Letter Agreement. As consideration for the services, the Company will issue the Consultant, a warrant to purchase up to an aggregate of 77,400 shares of Common Stock of the Company, at an exercise price of $0.05 each (the “February 2022 Warrant”). The February 2022 Warrant will be issuable in five equal tranches, 15,480 warrant shares upon signing of the agreement or the approval of the agreement by the Board, whichever is later and four additional quarterly installments ending in February 2023. In addition, the Company has provided the Consultant anti-dilution rights if at any time after both the (a) the approval of the agreement and (b) the Company having exceeded 3,000,000 shares of common stock. In such event the Consultant shall receive for no consideration additional securities necessary to maintain a fully-diluted ownership percentage (as defined in the Letter Agreement). In addition, the consultant is entitled to convert the February 2022 Warrant into cash, except for the portion of the February 2022 Warrant issuable upon signing of the agreement, upon providing the Company with advance notice of at least 45 days prior to each exercise date, an amount not to exceed 33% of the Warrant Shares due to vest, based on the share price of the Company less the exercise price, with a maximum cash conversion amount of $20,000 for each tranche.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 –	COMMON STOCK (continue)

As of June 30, 2022, the consultant did not elect to utilize the cash exercise option

The fair value of the February 2022 Warrant was determined based on the Company’s share price as of the date of the agreement using the Black-Scholes pricing model, assuming a risk-free rate of 1.35%, a volatility factor of 52.14%, dividend yields of 0% and an expected life of 0.75 years and was calculated at $332,859.

During the six months ended June 30, 2022, the Company recorded $105,358 as share based compensation expenses in respect of the February 2022 Warrant and share based compensation in the amount of $33,334, related to the cash exercise option.

On July 28, 2022 the Company and the Consultant entered into an Amendment to the Letter Agreement – see note 7 below.

3.	On March 10, 2022, the Company entered into an Investor Relations Agreement (the “March IR Agreement”) with a consultant for a period of 12 months. According to the Agreement, the Company will pay the Consultant for his services a monthly fee of $11,000 and in addition, 14,000 shares of Common Stock of the Company, upon execution of the agreement. The shares were issued on March 10, 2022. The Company determined the value of the shares at $103,600. During the period of six months ended June 30, 2022, the Company recorded share based compensation expenses of $31,790 and the remaining amount was recorded as prepaid expenses under other current assets.

On June 27, 2022 the Company and the consultant, signed an amendment to the March IR Agreement, according to which the monthly cash payment for the three months ended September 30, 2022 would be $5,500.

4.	On January 27, 2022, and on May 2, 2022, the Company issued an aggregate of 25,000 shares under its October 1, 2021, consulting agreement. During the six months ended June 30, 2022, the Company recorded share based compensation expenses of $136,000 in respect of the above agreement.

On June 8, 2022 the Company decided to terminate the consulting agreement.

5.	On April 1, 2022, the Company entered into an Investor Relations Agreement (the “April IR Agreement”) with a Consultant for a period of 90 days. According to the April IR Agreement, the Company will pay the Consultant for his services a monthly fee of $15,000 and in addition, 12,000 shares of Common Stock of the Company, upon execution of the agreement. The shares were issued on May 2, 2022. The Company estimated the value of the shares issued at $66,000 based on the share price on the agreement date.

In addition, the Company will issue warrants to purchase 60,000 shares of Common Stock of the Company, of which (a) 20,000 warrants shall vest upon the laps of 12 months with an exercise price of $8, (b) 20,000 warrants shall vest upon the laps of 18 months with an exercise price of $9.50, and (c) 20,000 warrants shall vest upon the laps of 24 months with an exercise price of $11.

The fair value of the April Warrant was determined based on the Company’s share price as of the date of the agreement using the Black-Scholes pricing model, assuming a risk-free rate between 1.72% to 2.44%, a volatility factor between 52.14% to 63.36%, dividend yields of 0% and an expected life between 1 to 2 years and was calculated at $40,350.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 –	COMMON STOCK (continue)

On June 26, 2022, the Company entered into an amendment to the April IR Agreement, according to which the Company shall engage the Consultant for additional period of 90 days commencing July 1, 2022. According to the amendment to the April IR Agreement, the Company will pay the Consultant for his services a monthly fee of $3,333 and in addition, issued 12,000 shares of Common Stock of the Company, upon execution of the amendment.

In addition, the Company will issue warrants to purchase 40,000 shares of Common Stock of the Company, of which (a) 20,000 warrants shall vest upon the laps of 6 months with an exercise price of $4.50, (b) 20,000 warrants shall vest upon the laps of 12 months with an exercise price of $6.

6.	On May 2, 2022, the Company issued 600 shares under its June 15, 2021 consulting agreement as detailed in the financial statements for the year ended December 31, 2021.

7.	On May 18, 2022, the Company issued 9,000 shares to a consultant, based on the May 11, 2022 board resolution. The shares were estimated at $39,420 based on the share price of the resolution date.

8.	On January 9, 2022 the Company entered into a Strategic consulting and Corporate Digital Marketing agreement (the “Consulting Agreement”) with a Consultant for a period of 12 months. According to the Consulting Agreement, the Company agreed to pay the Consultant for his services a monthly fee of $4,250. On June 13, 2022, the Company and the Consultant entered into an amendment to the Consulting Agreement according to which, effective July 1, 2022, and for the remaining period of the Consulting Agreement, the Company shall issue the Consultant (a) 6,000 restricted shares of common stock, and (b) restricted common stocks representing $19,125 which amount shall be calculated based on the average closing bid price of the Company’s common stock during the 10 trading days period prior to October 10, 2022 provided however that the number of shares to be issued shall not be less than 6,000 shares of common stock. See note 7, as to shares issued after balance sheet date.

9.	On February 23, 2021, the Company amended its Certificate of Incorporation to effect a 7 to 1 reverse stock split of the Company’s outstanding Common Stock. All share, stock option and per share information in these consolidated financial statements have been presented to reflect the stock split.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three and six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	192,576	3.38
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2022	192,576	3.38
Number of options exercisable at June 30, 2022	191,981	3.38

The aggregate intrinsic value of the awards outstanding as of June 30, 2022 is $27,863. These amounts represent the total intrinsic value, based on the Company’s stock price of $3.38 as of June 30, 2022, less the weighted exercise price.

Costs incurred in respect of stock-based compensation for employees and directors, for the six months ended June 30, 2022 and 2021 were $16,999 and $146,057, respectively.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30,
	2022	2021

General and administrative expenses:
Directors compensation	156,913	22,217
Salaries and fees to officers	289,824	70,145
	(*) 446,737	(*) 92,362

(*) of which share based compensation	48,931	6,533

Research and development expenses:
Salaries and fees to officers	(*) 54,572	-

(*) of which share based compensation	2,921	-

Selling and marketing expenses:
Salaries and fees to officers	(*) 54,572	-

(*) of which share based compensation	2,921	-

B. Balances with related parties and officers:

Other accounts payables	89,806	173,526

C. Other information:

1.	On April 17, 2022, the Board resolved to appoint Ms. Lital Barda, the Company’s current financial controller, as the Company’s CFO, Treasurer and Secretary, which appointment entered into effect on April 18, 2022. In connection with Ms. Barda’s appointment as the Company’s CFO, Treasurer and Secretary, the Board resolved to approve the following terms of compensation, effective immediately upon the effectiveness of Ms. Barda’s appointment: (a) a monthly base salary of NIS 25,000 and (b) a grant of options to purchase such number of shares of the Company’s common stock, par value $0.0001 per share, as shall be agreed upon between Ms. Barda and the Board on a future date, and which shall be in accordance with the terms of the Company’s future equity incentive plan.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 6 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A. Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Israel	11,213	-	-	-
United States	35,948	84,674	-	-
Mexico	71,549	92,803	31,080	54,403
	118,710	177,477	31,080	54,403

B. Sales to single customers exceeding 10% of sales (US$):

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Customer A	71,549	92,803	31,080	54,403
Customer B	35,948	84,674	-	-
	107,497	177,477	31,080	54,403

NOTE 7 – SUBSEQUENT EVENTS

1.	On July 11, 2022, the Company issued 6,000 shares to a consultant under its January 9, 2021 consulting agreement.

2.	On July 28, 2022 the Company entered into an Amendment to the Letter Agreement detailed in note 3(2) above according to which the Consultant shall be entitled to 30,960 February 2022 Warrants already vested under the Letter Agreement and no further February 2022 Warrant shall be issued or issuable. The Consultant shall be entitled to a per hour fee with a minimum aggregate compensation amounting to $30,600 for the period of 6 months commencing on August 1, 2022.

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

Our products are based on a proprietary blend of food acids which have a synergistic effect when combined with certain types of oxidizing agent-based sanitizers and fungicides at low concentrations. Our green treatments are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. In contrary, by forming a temporary protective shield around the fresh produce we treat, our products make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SVFD.”

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands, except share and per share data	2022	2021	2022	2021

Revenues from sales of products	118,710	177,477	31,080	54,403
Cost of sales	(54,847)	(14,287)	(12,998)	(11,354)
Gross profit	63,863	163,190	18,082	43,049

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

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2022	2021	2022	2021
Salaries and related expenses	173,557	17,927	58,742	15,841
Share based compensation	2,921	31,344	973	13,428
Professional fees	41,633	210,932	17,331	179,918
Laboratory and field tests	54,483	7,376	13,488	1,116
Depreciation	35,267	13,899	17,477	7,133
Other expenses	14,877	15,055	5,365	9,307
Total	322,738	296,533	113,376	226,742

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2022	2021	2022	2021
Salaries and related expenses	150,965	3,414	68,705	2,637
Share based compensation	2,921	791	2,142	329
Professional fees	86,975	6,750	31,354	4,850
Commissions	8,135	9,060	2,669	4,260
Travel abroad	29,627	-	16,065	-
Transport and storage	15,855	10,339	8,037	5,026
Other expenses	28,571	3,055	15,941	1,610
Total	323,049	33,409	144,913	18,712

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

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2022	2021	2022	2021
Professional services	1,165,349	1,345,163	612,653	1,181,209
Share based compensation	397,655	112,738	207,636	47,309
Salaries and related expenses	159,464	32,056	68,685	32,056
Insurance	246,030	147,125	110,155	128,217
Other expenses	72,184	35,625	37,596	30,945
Total	2,040,682	1,672,707	1,036,725	1,419,736

Three months ended June 30, 2022 compared to three months ended June 30, 2022

Revenues

Revenues for the three months ended June 30, 2022 were $31,080, a decrease of $23,323, or 43%, compared to $54,403 during the three months ended June 30, 2021. The decrease is mainly a result of a decrease in sales due to weather conditions, which caused a reduction in citrus production.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended June 30, 2022 was $12,998, an increase of $1,644, or 14%, compared to total cost of revenues of $11,354 for the three months ended June 30, 2021. The increase is mainly a result of our increase in materials, offset by a decrease in salaries for the three months ended June 30, 2022.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $18,082, a decrease of $24,967,   or 58%, compared to gross loss of $43,049 for the three months ended June 30, 2021. The decrease is mainly a result of the decrease in revenues as detailed above under the heading “Revenues”.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended June 30, 2022 were $113,376, a decrease of $113,366, or 50%, compared to total research and development expenses of $226,742 for the three months ended June 30, 2021. The decrease is mainly attributable to a decrease in consulting fees and service providers’ costs and compensation payable to a consultant following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, partially offset by an increase in salaries and related expenses and field tests.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended June 30, 2022 were $144,913, an increase of $126,201, or 674%, compared to total selling and marketing expenses of $18,712 for the three months ended June 30, 2021. The increase is mainly attributable to the increase in salaries and related costs, professional services and travel abroad in connection with the marketing and sales of our products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended June 30, 2022 were $1,036,725, a decrease of $383,011, or 27%, compared to total general and administrative expenses of $1,419,736 for the three months ended June 30, 2021. The decrease is mainly a result of the decrease in professional services and compensation payable to directors following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021, offset partially by an increase share-based compensation to our employees and service providers.

Financing Expenses, Net

Financing income, net for the three months ended June 30, 2022 were $12,928, a decrease of $107,988,   or 89%, compared to $120,916 for the three months ended June 30, 2021. The decrease is mainly a result of the decrease in compensation expenses related to the accrued interest and amortization expenses associated with our convertible loans which were fully converted during the three months ended June 30, 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended June 30, 2022 was $1,264,004, compared to $1,501,225 for the three months ended June 30, 2021, a decrease of $237,221, or 16%.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenues

Revenues for the six months ended June 30, 2022 were $118,710, a decrease of $58,767, or 33%, compared to $177,477 during the six months ended June 30, 2021. The decrease is mainly a result of a decrease in sales due to weather conditions which caused a reduction in citrus production.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of sales for the six months ended June 30, 2022 were $54,847, an increase of $40,560, or 283%, compared to $14,287 for the six months ended June 30, 2021. The increase is mainly a result of our increase in materials for the three months ended June 30, 2022.

Gross Profit

Gross profit for the six months ended June 30, 2022 was $63,863, a decrease of $99,327,   or 61%, compared to a gross profit of $163,190 for the six months ended June 30, 2021. The decrease is mainly a result of the decrease in revenues as detailed above under the heading “Revenues”.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, related materials and overhead expenses. Research and development expenses for the six months ended June 30, 2022 were $322,738, an increase of $26,205, or 9%, compared to total research and development expenses of $296,533 for the six months ended June 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the six months ended June 30, 2022 were $323,049, an increase of $289,640, or 867%, compared to total selling and marketing expenses of $33,409 for the six months ended June 30, 2021. The increase is mainly attributable to the increase in salaries and related costs, professional services and travel abroad in connection with the marketing and sales of our products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the six months ended June 30, 2022 were $2,040,682, an increase of $367,975, or 22%, compared to total general and administrative expenses of $1,672,707 for the six months ended June 30, 2021. The increase is mainly a result of the increase in share based compensation expenses, salaries and related expenses and insurance costs, offset partially by a decrease in professional services resulting from compensation expenses following the listing of our Common Stock on the Nasdaq Capital Market, which occurred during the second quarter of 2021.

Financing Income (Expenses), Net

Financing income, net, for the six months ended June 30, 2022 were $18,832, a decrease of $174,893, or 112%, compared to total financing expenses of $156,061 for the six months ended June 30, 2021. The decrease is mainly a result of the decrease in compensation expenses related to the accrued interest and amortization expenses associated with our convertible loans which were fully converted during the three months ended June 30, 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the six months ended June 30, 2022 was $2,603,774, compared to $1,995,520 for the six months ended June 30, 2021, an increase of $608,254, or 30%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2022, we have funded our operations, principally with approximately $16 million (net of issuance expenses), from the issuance of shares of our Common Stock, options and loans.

On May 13, 2021, we completed an underwritten public offering of 1,090,909 shares of Common Stock at a price to the public of $11.00 per share. The gross proceeds we received from this offering were $12,000,000 (net proceeds of $10,457,862) (the “Underwritten Offering”).

The table below presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	(2,355,007)	(1,717,629)

Net cash provided by investing activities	(15,681)	4,375

Net cash provided by financing activities	(3,965)	10,768,010

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,239)	8,144

Increase (decrease) in cash and cash equivalents	(2,378,892)	9,062,900

As of June 30, 2022, we had cash and cash equivalents of $4,378,434, as compared to $9,305,800 as of June 30, 2021. As of June 30, 2022, we had a working capital of $4,227,109, as compared to the working capital of $8,904,187 as of June 30, 2021. The decrease in our cash balance is mainly attributable to cash used in operations.

In view of our cash balance following the above transactions, we anticipate that our cash balances will be sufficient to permit us to conduct our operations for at least a period of twelve months from the date of the date of these unaudited condensed consolidated financial statements. We may also satisfy our liquidity through the sale of securities, either in public or private transactions.

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

Operating Activities

Net cash used in operating activities was $2,355,007 for the six months ended June 30, 2022, as compared to $1,717,629 for the six months ended June 30, 2021. The increase is mainly attributable to our net loss of $637,378.

Investing Activities

Net cash used in investing activities was $15,681 for the six months ended June 30, 2022, as compared to net cash provided by investing activities of $4,375 for the six months ended June 30, 2021.  The increase is mainly attributable to increase in purchase of property and equipment partially offset by increase in funds in respect of employee rights upon retirement

Financing Activities

Net cash used in financing activities was $3,965 for the six months ended June 30, 2022, as compared to net cash provided by financing activities of $10,768,010 for the six months ended June 30, 2021. The decrease is mainly the result of proceeds from the Underwritten Offering described above and conversions of convertible loans which occurred during the second quarter of 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

On May 2, 2022, the Company issued 12,500 shares of Common Stock to a consultant in consideration for services under the October 1, 2021 consulting agreement.

On May 2, 2022, the Company issued 12,000 shares of Common Stock to a consultant in consideration for services under the April 1, 2022 investor relations agreement.

On May 2, 2022, the Company issued 600 shares of Common Stock to a consultant in consideration for services under the June 15, 2021 consulting agreement.

On May 18, 2022, the Company issued 9,000 shares of Common Stock to a consultant in consideration for services pursuant to a resolution of the Company’s board of directors on May 11, 2022.

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

Date: August 15, 2022	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
Save Foods, Inc.

By:	/s/ Lital Barda
Name:	Lital Barda
Title:	Chief Financial Officer
Save Foods, Inc.

