Form 10-Q
period 2022-09-30
Save Foods Inc.
filed 2022-11-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission File No. 001-40403

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

As of September 30, 2022, the registrant had 4,554,636 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements (unaudited).

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2022

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2022

IN U.S. DOLLARS

6

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	6,689,979	6,750,938
Restricted cash	49,707	56,674
Accounts receivable, net	49,329	172,630
Inventories	84,861	22,603
Other current assets	634,671	226,252
Total Current assets	7,508,547	7,229,097
Right-of-use asset arising from operating lease	134,577	129,613
Property and equipment, net	118,009	100,944
Funds in respect of employee rights upon retirement	125,462	137,625
Total assets	7,886,595	7,597,279
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term loan from banking institutions	1,858	8,390
Accounts payable	345,922	539,360
Other liabilities	315,766	383,554
Total current liabilities	663,546	931,304
Operating lease liabilities	58,152	87,287
Liability for employee rights upon retirement	148,319	166,077
Total liabilities	870,017	1,184,668
Stockholders’ Equity
Common Stock $ 0.0001 par value per share (“Common Stock”): 495,000,000 shares authorized as of September 30, 2022 and December 31, 2021; issued and outstanding 4,554,636 and 2,806,536 shares as of September 30, 2022 and December 31, 2021, respectively.	457	281
Preferred Stock $ 0.0001 par value per share (“Preferred Stock”): 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; issued and outstanding 0 shares as of September 30, 2022 and December 31, 2021.	-	-
Additional paid-in capital	28,582,657	23,607,503
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(21,444,060)	(17,098,227)
	7,112,779	6,483,282
Non-controlling interests	(96,201)	(70,671)
Total stockholders’ equity	7,016,578	6,412,611
Total liabilities and stockholders’ equity	7,886,595	7,597,279

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2022	2021	2022	2021

Revenues from sales of products	169,943	248,840	51,233	71,363
Cost of sales	(79,249)	(67,931)	(24,402)	(53,644)
Gross profit	90,694	180,909	26,831	17,719
Research and development expenses	(521,239)	(363,003)	(198,501)	(66,470)
Selling and marketing expenses	(440,156)	(102,428)	(117,107)	(69,019)
General and administrative expenses	(3,519,746)	(2,847,444)	(1,479,064)	(1,174,737)
Operating loss	(4,390,447)	(3,131,966)	(1,767,841)	(1,292,507)
Financing income (expenses), net	17,498	(163,837)	(1,334)	(7,776)
Comprehensive loss	(4,372,949)	(3,295,803)	(1,769,175)	(1,300,283)
Less: net loss attributable to non-controlling interests	27,116	34,879	9,762	13,202
Net loss attributable to the Company’s stockholders’ equity	(4,345,833)	(3,260,924)	(1,759,413)	(1,287,081)

Loss per share (basic and diluted)	(1.39)	(1.49)	(0.48)	(0.46)

Basic and diluted weighted average number of shares of Common Stock outstanding	3,131,047	2,188,365	3,701,631	2,786,451

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

Issuance of shares to employees and services providers	35,500	4	279,139	-	-	279,143	591	279,734
Share based compensation to employees and directors	-	-	11,642	-	-	11,642	180	11,822
Comprehensive loss for the period	-	-	-	-	(1,329,750)	(1,329,750)	(10,020)	(1,339,770)
BALANCE AT MARCH 31, 2022	2,842,036	285	23,898,284	(26,275)	(18,427,977)	5,444,317	(79,920)	5,364,397
Issuance of shares to employees and services providers	34,100	4	283,114	-	-	283,118	-	283,118
Share based compensation to employees and directors	-	-	5,098	-	-	5,098	79	5,177
Comprehensive loss for the period	-	-	-	-	(1,256,670)	(1,256,670)	(7,334)	(1,264,004)
BALANCE AT JUNE 30, 2022	2,876,136	289	24,186,496	(26,275)	(19,684,647)	4,475,863	(87,175)	4,388,688
Issuance of shares, net of issuance costs of $696,670	1,600,000	160	4,103,170	-	-	4,103,330	-	4,103,330
Issuance of shares to employees and services providers	78,500	8	245,456	-	-	245,464	-	245,464
Share based compensation to employees and directors	-	-	47,535	-	-	47,535	736	48,271
Comprehensive loss for the period	-	-	-	-	(1,759,413)	(1,759,413)	(9,762)	(1,769,175)
BALANCE AT SEPTEMBER 30, 2022	4,554,636	457	28,582,657	(26,275)	(21,444,060)	7,112,779	(96,201)	7,016,578

(*) See note 3 (11)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2020	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)

Share based compensation for employees and directors	-	-	83,605	-	-	83,605	895	84,500
Comprehensive loss for the period	-	-	-	-	(492,402)	(492,402)	(1,893)	(494,295)
BALANCE AT MARCH 31, 2021	1,606,765	161	11,951,190	(26,275)	(12,770,049)	(844,973)	(30,275)	(875,248)

Issuance of shares, net of issuance costs of $1,542,138	1,090,909	109	10,457,753	-	-	10,457,862	-	10,457,862
Conversion of convertible loans	66,877	7	648,403	-	-	648,410	-	648,410
Stock based compensation to employees and directors	-	-	60,227	-	-	60,227	1,331	61,558
Issuance of shares to employees and services providers	12,000	1	126,599	-	-	126,600	-	126,600
Comprehensive loss for the period	-	-	-	-	(1,481,441)	(1,481,441)	(19,784)	(1,501,225)
BALANCE AT JUNE 30, 2021	2,776,551	278	23,244,172	(26,275)	(14,251,490)	8,966,685	(48,728)	8,917,957
Stock based compensation to employees and directors	-	-	56,041	-	-	56,041	867	56,908
Issuance of shares to employees and services providers	16,285	2	151,320	-	-	151,322	-	151,322
Comprehensive loss for the period	-	-	-	-	(1,287,081)	(1,287,081)	(13,202)	(1,300,283)
BALANCE AT SEPTEMBER 30, 2021	2,792,836	280	23,451,533	(26,275)	(15,538,571)	7,886,967	(61,063)	7,825,904

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Nine months ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(4,372,949)	(3,295,803)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	30,528	14,511
Increase(decrease) in liability for employee rights upon retirement	(17,758)	707
Issuance of shares to employees and services providers	641,463	277,925
Share based compensation to employees and directors	65,270	202,966
Expenses on convertible loans	-	116,100
Interest expenses on loans	(643)	-
Exchange rate differences on operating leases	(13,912)	-
Decrease in accounts receivable, net	123,301	111,139
Increase in inventories	(62,258)	(1,618)
Increase in other current assets	(241,566)	(600,941)
Increase (decrease) in accounts payable	(190,203)	41,665
Decrease in other liabilities	(87,975)	(56,557)
Net cash used in operating activities	(4,126,702)	(3,189,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,593)	(15,357)
Decrease (increase) in funds in respect of employee rights upon retirement	12,163	(8,403)
Net cash used in investing activities	(35,430)	(23,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	-	274,000
Repayments of long-term loans from banking institutions	(5,889)	(5,829)
Proceeds from stock issued for cash, net of issuance costs	4,103,330	10,497,862
Net cash provided by financing activities	4,097,441	10,766,033
Effect of exchange rate changes on cash and cash equivalents	(3,235)	8,383

INCREASE (DECREASE) IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	(67,926)	7,560,750

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	6,807,612	265,295

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	6,739,686	7,826,045

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for future services	166,853	-
Initial recognition of operating lease right-of-use assets	56,671	152,472
Initial recognition of operating lease liability	56,671	152,472
Conversion of convertible loans	-	648,410
Deferred issuance expenses	-	40,000

The accompanying notes are an integral part of the condensed consolidated interim financial statements

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd. (the Company and Save Foods Ltd. collectively, the “Group”), including preferred and Common Stock. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of its Common Stock for net proceeds of $10,457,862. Commencing on May 14, 2021, The Company’s common stock was listed on the Nasdaq Capital under the symbol “SVFD”.

On August 15, 2022, the Company completed an underwritten public offering of 1,600,000 shares of its Common Stock at a price to the public of $3.00 per share. The gross proceeds to the Company from this offering were $4,800,000, before deducting underwriting discounts, commissions and other offering expenses, and excluding the exercise of the over-allotment option by the underwriter, which was not exercised. The Company granted the underwriter a 45-day option to purchase up to 240,000 additional shares of Common Stock of the Company to cover over-allotments at the public offering price, less the underwriting discounts and commissions. In addition, the Company issued to the underwriter as compensation, warrants to purchase up to 80,000 shares of Common Stock (5% of the aggregate number of shares of Common Stock sold in this offering). The underwriter’s warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in this offering ($3.75). The underwriter’s warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half year period commencing 180 days from the effective date of the registration statement.

Effects of the spread of the coronavirus

The COVID-19 pandemic continues to create business and economic uncertainty and volatility in the global markets. Many countries around the world are experiencing further outbreaks of the pandemic, which has resulted in governments once again imposing various restrictions. At the same time, there is a recovery trend in the volume of economic activity around the world that leads, on one hand, to significant demand for certain products and services, and on the other hand, disruptions to worldwide supply chain routes and some raw materials. The Group continues to take measures to ensure the health and safety of its employees, suppliers, other business partners and the communities in which it operates in order to ensure, among others, its operation level, the proper functioning of its facilities and to minimize the pandemic’s potential impact on its business. Manufacturing continues at the Group’s sites without interruptions. However, there is still a difficulty in assessing the future impacts of the pandemic on the Group’s operations, inter alia, in light of the uncertainty of its duration, the extent of its intensity and effects on global supply chains and global markets, and additional countermeasures that may be taken by governments and central banks.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022, and 2021, changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

NOTE 3 – COMMON STOCK

1.	On January 31, 2022, following the Board of Directors of Save Foods Ltd.’s appointment of Mr. Joachim Fuchs as the Chairman of the Board of Directors of Save Foods Ltd, the Board of Directors of the Company (the “Board”) approved the nomination and his consulting agreement. Based on the consulting agreement, Mr. Joachim Fuchs is entitled to a monthly fee of NIS 5,000 (approximately $1,600) and subject to the approval of the Board, 9,000 shares of Common Stock and, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 1.5% of the Company’s’ outstanding capital stock as of the date of the agreement of which (1) 0.5% of such options shall have an exercise price of $1 and shall vest in 4 equal installments during the 12 month period commencing on the Effective Date (January 1, 2022), (2) 0.5% of such options shall have an exercise price of $1.25 and shall vest in 4 equal installments during the 12 month period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options shall have an exercise price of $1.5 and shall vest in 4 equal installments during the 12 month period following the 24 month anniversary of the Effective Date. The Company determined the fair value of the options at $90,665. On March 24, 2022, the Company issued to Mr. Joachim Fuchs 9,000 shares of common stock. The Company determined the value of the shares at $38,790.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – COMMON STOCK (continue)

On August 29, 2022, the Board of Directors approved an increase in Mr. Joachim Fuchs monthly fee to $5,000 and in addition, a one time issuance of 3,000 shares of Common Stock. Such shares were issued on September 7, 2022. The Company determined the value of the shares at $8,610 based on the share price at the resolution date.

2.	On February 1, 2022, the Company entered into a letter agreement (the “Letter Agreement”) with a consultant according to which the consultant will provide the Company with public relations, branding and other services as detailed in the Letter Agreement. As consideration for the services, the Company will issue the consultant, a warrant to purchase up to an aggregate of 77,400 shares of Common Stock, at an exercise price of $0.05 per share (the “ February 2022 Warrant”). The February 2022 Warrant will be issuable in five equal installments, 15,480 warrant shares upon the later of the signing of the Letter Agreement or the approval of the Letter Agreement by the Board, and four additional quarterly installments ending in February 2023.

The fair value of the February 2022 Warrant was determined based on the Company’s share price as of the date of the Letter Agreement using the Black-Scholes pricing model, assuming a risk-free rate of 1.35%, a volatility factor of 52.14%, dividend yields of 0% and an expected life of 0.75 years and was calculated at $332,859.

During the nine months ended September 30, 2022, the Company recorded $105,358 as share based compensation expenses in respect of the February 2022 Warrant and share based compensation in the amount of $33,334, related to the cash exercise option.

On July 28, 2022 the Company and the consultant entered into an amendment to the Letter Agreement according to which the consultant shall be entitled to 30,960 February 2022 Warrants already vested and issued under the Letter Agreement and no further February 2022 Warrant shall be issued or issuable. The consultant shall be entitled to a per hour fee with a minimum aggregate compensation amounting to $30,600 for the six month period commencing on August 1, 2022.

3.	On March 10, 2022, the Company entered into an Investor Relations Agreement (the “March IR Agreement”) with a consultant for a period of 12 months. According to the Agreement, the Company will pay the consultant for his services a monthly fee of $11,000 and in addition, 14,000 shares of Common Stock of the Company upon execution of the March IR Agreement. The shares were issued on March 10, 2022. The Company determined the value of the shares at $103,600. During the period of nine months ended September 30, 2022, the Company recorded share based compensation expenses of $57,907 and the remaining amount was recorded as prepaid expenses under other current assets.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – COMMON STOCK (continue)

On June 27, 2022 the Company and the consultant, signed an amendment to the March IR Agreement, according to which the monthly cash payment for the three months ended September 30, 2022 would be $5,500.

4.	On January 27, 2022, and on May 2, 2022, the Company issued an aggregate of 25,000 shares under its October 1, 2021 consulting agreement. On June 8, 2022 the Company decided to terminate the consulting agreement. During the nine months ended September 30, 2022, the Company recorded share based compensation expenses of $136,000 in respect of the above agreement.

5.	On April 1, 2022, the Company entered into an Investor Relations Agreement (the “April IR Agreement”) with a consultant for a period of 90 days. According to the April IR Agreement, the Company will pay the consultant for his services a monthly fee of $15,000 and in addition, 12,000 shares of Common Stock of the Company upon execution of the agreement. The shares were issued on May 2, 2022. The Company estimated the value of the shares issued at $66,000 based on the share price on the agreement date.

In addition, the Company will issue warrants (the “April Warrant”) to purchase 60,000 shares of Common Stock, of which (a) 20,000 warrants shall vest after 12 months with an exercise price of $8, (b) 20,000 warrants shall vest upon the laps of 18 months with an exercise price of $9.50, and (c) 20,000 warrants shall vest after 24 months with an exercise price of $11. The fair value of the April Warrant was determined based on the Company’s share price as of the date of the April IR Agreement using the Black-Scholes pricing model, assuming a risk-free rate between 1.72% to 2.44%, a volatility factor between 52.14% to 63.36%, dividend yields of 0% and an expected life between 1 to 2 years and was calculated at $40,350.

On June 26, 2022 (the “April IR Amendment Date”), the Company entered into an amendment to the April IR Agreement (the “April IR Amendment”), according to which the Company shall engage the consultant for additional period of 90 days commencing on July 1, 2022. According to the amendment to the April IR Agreement, the Company will pay the consultant for his services a monthly fee of $3,333 and in addition, issued 12,000 shares of Common Stock upon execution of the amendment. Such shares were issued on August 22, 2022. The Company determined the value of the shares at $39,480 based on the share price of the April IR Amendment Date.

In addition, per the April IR Amendment, the Company will issue warrants to purchase 40,000 shares of Common Stock, of which (a) 20,000 warrants shall vest after 6 months with an exercise price of $4.50, (b) 20,000 warrants shall vest after 12 months with an exercise price of $6. The fair value of the warrants was determined based on the Company’s share price as of the April IR Amendment Date using the Black-Scholes pricing model, assuming a risk-free rate between 2.52% to 2.79%, a volatility factor between 52.12% to 56.48%, dividend yields of 0% and an expected life between 0.5 to 1 years and was calculated at $7,009.

On August 29, 2022, the Board approved a one-time bonus of $100,000 to the consultant.

6.	On May 2, 2022, the Company issued 600 shares of Common Stock under its June 15, 2021 consulting agreement as detailed in the financial statements for the year ended December 31, 2021.

7.	On May 18, 2022, the Company issued 9,000 shares of Common Stock to the consultant, pursuant to a May 11, 2022 Board resolution. The shares were estimated at $39,420 based on the share price of the resolution date.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 3 – COMMON STOCK (continue)

8.	On January 9, 2022 the Company entered into a Strategic consulting and Corporate Digital Marketing Agreement (the “Consulting Agreement”) with a consultant for a period of 12 months. According to the Consulting Agreement, the Company agreed to pay the consultant for his services a monthly fee of $4,250. On June 13, 2022, the Company and the consultant entered into an amendment to the Consulting Agreement according to which, effective as of July 1, 2022, and for the remaining period of the Consulting Agreement, the Company shall issue the consultant (a) 6,000 shares of Common Stock, and (b) Common Stock representing $19,125, which amount shall be calculated based on the average closing bid price of the Company’s Common Stock during the 10 trading days period prior to October 10, 2022, provided however, that the number of shares to be issued shall not be less than 6,000 shares of Common Stock.

On July 11, 2022, the Company issued the consultant 6,000 shares of Common Stock. The Company determined the value of the shares at $17,220 based on the share price of the date of the Consulting Agreement, of which $8,380 was recorded as share based compensation expenses and the remaining portion was classified as prepaid expenses in other current assets.

Additionally, on August 29, 2022, the Board approved a one-time bonus of $7,500 and 7,500 shares of Common Stock of the Company, to the consultant. The shares were issued on September 7, 2022. The Company determined the value of the shares at $21,525 based on the share price of the date of the Consulting Agreement.

9.	On August 15, 2022, the Company issued 1,600,000 shares of Common Stock in conjunction with its underwritten public offering as detailed in Note 1.

10.	On September 6, 2022 the Company entered into a Services Agreement (the “Services Agreement”) with a consultant. According to the Services Agreement, the consultant would provide the Company with strategic advisory services for a period of six months. The Company agreed to pay the consultant for his services $275,000, of which $57,104 was recorded as investor relations expenses and the remaining was classified as prepaid expenses in other current assets. In addition, the Company issued to the consultant 50,000 shares of Common Stock. The Company determined the value of the shares at $141,750 based on the share price of the date of the Services Agreement, of which $29,434 was recorded as share based compensation expenses and the remaining was classified as prepaid expenses in other current assets.

11.	On February 23, 2021, the Company amended its Certificate of Incorporation to effect a 7 to 1 reverse stock split of the Company’s outstanding Common Stock. All share, stock option and per share information in these consolidated financial statements have been presented to reflect the stock split.

12.	On August 29, 2022, following the annual meeting of Company’s stockholders (the “Annual Meeting”), the Company adopted the 2022 Share Incentive Plan (the “2022 Share Incentive Plan”), pursuant to which the Company’s Board of Directors is authorized to grant up to 1,000,000 options, exercisable into 1,000,000 shares of Common Stock (or such other number as the board may determine from time to time). The purpose of the 2022 Share Incentive Plan is (1) to afford an incentive to service providers of the Company or any affiliate of the Company, which now exists or is hereafter is organized or acquired by the Company or its affiliates, to continue as service providers, (2) to increase their efforts on behalf of the Company or its affiliates and (3) to promote the success of the Company’s business, by providing such service providers with opportunities to acquire a proprietary interest in the Company through the issuance of shares or restricted shares of Common Stock, and by the grant of options to purchase shares, restricted share units and other share-based awards.

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three and nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	192,576	3.38
Granted	42,098	1.25
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2022	234,674	3.00
Number of options exercisable at September 30, 2022	203,101	3.26

The aggregate intrinsic value of the awards outstanding as of September 30, 2022 is $27,364. These amounts represent the total intrinsic value, based on the Company’s stock price of $1.9 as of September 30, 2022, less the weighted exercise price.

Costs incurred in respect of stock-based compensation for employees and directors, for the nine months ended September 30, 2022 and 2021 were $65,270 and $202,966, respectively.

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Nine months ended September 30,
	2022	2021

General and administrative expenses:
Directors compensation	309,759	85,524
Salaries and fees to officers	464,180	188,295
	(*) 773,939	(*) 273,819

(*) of which share based compensation	104,591	8,464

Research and development expenses:
Salaries and fees to officers	(*) 87,629	-

(*) of which share based compensation	3,024	-

Selling and marketing expenses:
Salaries and fees to officers	(*) 87,629	-

(*) of which share based compensation	3,024	-

SAVE FOODS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTIES (continue)

B.	Balances with related parties and officers:

Other accounts payables	90,089	88,951

C.	Other information:

1.	On April 17, 2022, the Board resolved to appoint Ms. Lital Barda, the Company’s current financial controller, as the Company’s Chief Financial Officer, Treasurer and Secretary, which appointment was made effective on April 18, 2022. In connection with Ms. Barda’s appointment as the Company’s Chief Financial Officer, Treasurer and Secretary, the Board resolved to approve the following terms of compensation, effective immediately upon the effectiveness of Ms. Barda’s appointment: (a) a monthly base salary of NIS 25,000 and (b) a grant of options to purchase a number of shares of the Company’s Common Stock as shall be agreed upon between Ms. Barda and the Board on a future date, and which shall be in accordance with the terms of the Company’s approved equity incentive plan.

2.	On August 29, 2022, the Board approved, among other, an increase the monthly fee of the Chairman of the Board of Directors from $5,500 to $8,000 and a one time bonus of $25,000. In addition, the Board approved, an increase the quarterly fee of the each member of the Board from NIS 25,000 (approximately $7,575) to $10,575, one time bonuses to each of the Chief Financial Officer and the financial controller in the total amount of $25,000 and one time bonuses to each of the Chief Executive Officer and the Chief Operating Officer of Save Foods Ltd, in the total amount of $30,000. In addition, the monthly fee of Company’s Chief Executive Officer was reduced to $6,000.

NOTE 6 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A.	Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Israel	14,514	956	3,301	957
United States	35,948	84,674	-	-
Mexico	119,481	163,210	47,932	70,406
	169,943	248,840	51,233	71,363

  B. Sales to single customers exceeding 10% of sales (US$):

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Customer A	119,481	163,210	47,932	70,406
Customer B	35,948	84,674	-	-
	155,429	247,884	47,932	70,406

NOTE 7 – SUBSEQUENT EVENTS

1.	On October 11, 2022, the Company issued 10,090 shares of Common Stock to a consultant under a consulting agreement by and between the Company and the consultant dated January 9, 2022.

2.	On October 26, 2022, the Board approved the issuance of 50,000 shares of Common Stock to a consultant pursuant to his investor relations consulting agreement and in addition, quarterly issuances of 9,000 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024. In addition, the Board approved the quarterly issuance of 5,000 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024 to two consultants per each of their investor relations consulting agreements.

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

Recent Developments

Underwritten Offering

On August 15, 2022, we entered into an underwriting agreement with ThinkEquity LLC, as representative (the “Representative”), of the several underwriters named therein, relating to our public offering of 1,600,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.00 per share (the “Offering”). The Offering closed on August 18, 2022.

The shares of Common Stock in the Offering were offered, issued and sold under a prospectus supplement filed with the Securities and Exchange Commission on August 17, 2022, in connection with a takedown from our shelf registration statement on Form S-3 (Registration No. 333-266159), which became effective on July 22, 2022. In connection with the Offering, we agreed to issue to the Representative a warrant (the “Representative Warrant”) to purchase up to 5% of the shares of Common Stock sold in the Offering. The Representative Warrant is exercisable, in whole or in part, at a per share exercise price of $3.75, which is equal to 125% of the public offering price per share of Common Stock. The Representative Warrant will be exercisable commencing on the date which is one hundred eighty (180) days following August 15, 2022 and will expire on August 15, 2027.

Corporate Information

We were incorporated in the State of Delaware on April 1, 2009. Our principal executive offices are located at HaPardes 134 (Meshek Sander), Neve Yarak, Israel, 4994500 and our telephone number is (347) 468 9583. Our website address is www.savefoods.co. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands, except share and per share data	2022	2021	2022	2021

Revenues from sales of products	169,943	248,840	51,233	71,363
Cost of sales	(79,249)	(67,931)	(24,402)	(53,644)
Gross profit	90,694	180,909	26,831	17,719

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

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2022	2021	2022	2021
Salaries and related expenses	294,674	60,327	121,117	42,400
Share based compensation	3,023	16,050	102	(15,294)
Professional fees	62,066	224,001	20,433	13,069
Laboratory and field tests	73,792	15,733	19,309	8,357
Depreciation	52,155	21,871	16,888	7,972
Other expenses	35,529	25,021	20,652	9,966
Total	521,239	363,003	198,501	66,470

We expect that our research and development expenses will increase as we continue to develop our products and services, field trials and recruit additional research and development employees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2022	2021	2022	2021
Salaries and related expenses	218,988	15,931	68,023	12,517
Share based compensation	3,023	6,420	102	5,629
Professional fees	114,450	39,442	27,475	32,692
Commissions	11,804	20,402	3,669	11,342
Travel abroad	40,311	-	10,684	-
Transport and storage	22,258	15,268	6,403	4,929
Other expenses	29,322	4,965	751	1,910
Total	440,156	102,428	117,107	69,019

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

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2022	2021	2022	2021
Professional services	2,150,981	2,242,754	985,632	897,591
Share based compensation	570,009	134,093	172,354	21,355
Salaries and related expenses	239,671	113,839	80,207	81,783
Insurance	360,097	310,459	114,067	163,334
Other expenses	198,988	46,299	126,804	10,674
Total	3,519,746	2,847,444	1,479,064	1,174,737

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenues

Revenues for the three months ended September 30, 2022 were $51,233, a decrease of $20,130, or 28%, compared to $71,363 during the three months ended September 30, 2021. The decrease is mainly a result of a decrease in sales due to adverse weather conditions, which caused a reduction in citrus production.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended September 30, 2022 was $24,402, a decrease of $29,242, or 55%, compared to total cost of revenues of $53,644 for the three months ended September 30, 2021. The decrease is mainly a result of the decrease in sales and a decrease in salaries associated with cost of revenues for the three months ended September 30, 2022.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $26,831, an increase of $9,112, or 51%, compared to a gross profit of $17,719 for the three months ended September 30, 2021. The increase is mainly a result of a decrease in salaries associated with cost of revenues as detailed above under the heading “Cost of Sales”.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended September 30, 2022 were $198,501, an increase of $132,031, or 199%, compared to total research and development expenses of $66,470 for the three months ended September 30, 2021. The increase is mainly attributable to an increase in salaries and related expenses, share based compensation expenses and field tests.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended September 30, 2022 were $117,107, an increase of $48,088, or 70%, compared to total selling and marketing expenses of $69,019 for the three months ended September 30, 2021. The increase is mainly attributable to the increase in salaries and related costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended September 30, 2022 were $1,495,395, an increase of $320,658, or 27%, compared to total general and administrative expenses of $1,174,737 for the three months ended September 30, 2021. The increase is mainly a result of the increase in professional services, levies and share-based compensation to our employees and service providers, partially offset by a decrease in insurance costs and other legal expenses.

Financing Expenses, Net

Financing expenses, net for the three months ended September 30, 2022 were $1,334, a decrease of $6,442, or 83%, compared to $7,776 for the three months ended September 30, 2021. The decrease is mainly a result of the currency exchange differences.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended September 30, 2022 was $1,769,175, compared to $1,300,283 for the three months ended September 30, 2021, an increase of $468,892, or 36%.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenues

Revenues for the nine months ended September 30, 2022 were $169,943, a decrease of $78,897, or 32%, compared to $248,840 during the nine months ended September 30, 2021. The decrease is mainly a result of a decrease in sales due to adverse weather conditions, which caused a reduction in citrus production.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of sales for the nine months ended September 30, 2022 were $79,249, an increase of $11,318, or 17%, compared to $67,931 for the nine months ended September 30, 2021. The increase is mainly a result of our increase in materials for the nine months ended September 30, 2022 partially offset by a decrease in salary and related expenses.

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $90,694, a decrease of $99,327, or 50%, compared to a gross profit of $180,909 for the nine months ended September 30, 2021. The decrease is mainly a result of the decrease in revenues as detailed above under the heading “Revenues”.

Research and Development

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, related materials and overhead expenses. Research and development expenses for the nine months ended September 30, 2022 were $521,239, an increase of $158,236, or 44%, compared to total research and development expenses of $363,003 for the nine months ended September 30, 2021. The increase is mainly attributable to an increase in salaries and related expenses offset by a decrease in professional fees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the nine months ended September 30, 2022 were $440,156, an increase of $337,728, or 330%, compared to total selling and marketing expenses of $102,428 for the nine months ended September 30, 2021. The increase is mainly attributable to the increase in salaries and related costs, professional services and travel abroad in connection with the marketing and sales of our products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the nine months ended September 30, 2022 were $3,519,746, an increase of $672,302, or 24%, compared to total general and administrative expenses of $2,847,444 for the nine months ended September 30, 2021. The increase is mainly a result of the increase in share based compensation expenses, salaries and related expenses and levies and tolls, offset partially by a decrease in professional services.

Financing Income (Expenses), Net

Financing income, net, for the nine months ended September 30, 2022 were $17,498, a decrease of $181,335, or 111%, compared to total financing expenses of $163,837 for the nine months ended September 30, 2021. The decrease is mainly a result of the decrease in compensation expenses related to the accrued interest and amortization expenses associated with our convertible loans, which were fully converted during the nine months ended September 30, 2021.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the nine months ended September 30, 2022 was $4,372,949, compared to $3,295,803 for the nine months ended September 30, 2021, an increase of $1,077,146, or 33%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through September 30, 2022, we have funded our operations, principally with approximately $20 million (net of issuance expenses), from the issuance of shares of our Common Stock, options and loans.

On May 13, 2021, we completed an underwritten public offering of 1,090,909 shares of Common Stock at an initial public offering price of $11.00 per share. The gross proceeds we received from this offering were $12,000,000 (net proceeds of $10,457,862) (the “May 2021 Underwritten Offering”).

On August 15, 2022, we completed an underwritten public offering of 1,600,000 shares of Common Stock at an initial public offering price of $3.00 per share. The gross proceeds we received from this offering were $4,800,000 (net proceeds of $4,103,330) (the “August 2022 Underwritten Offering”).

The table below presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	(4,126,702)	(3,189,906)

Net cash provided by investing activities	(35,430)	(23,760)

Net cash provided by financing activities	4,097,441	10,766,033

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,235)	8,383

Increase (decrease) in cash and cash equivalents	(67,926)	7,560,750

As of September 30, 2022, we had cash and cash equivalents of $6,689,979, as compared to $7,771,539 as of September 30, 2021. As of September 30, 2022, we had a working capital of $6,505,950, as compared to the working capital of $7,652,779 as of September 30, 2021. The decrease in our cash balance is mainly attributable to cash used in operations.

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

Operating Activities

Net cash used in operating activities was $4,126,702 for the nine months ended September 30, 2022, as compared to $3,189,906 for the nine months ended September 30, 2021. The increase is mainly attributable to our net loss of $4,372,949.

Investing Activities

Net cash used in investing activities was $35,430 for the nine months ended September 30, 2022, as compared to net cash used in investing activities of $23,760 for the nine months ended September 30, 2021. The increase is mainly attributable to an increase in purchase of property and equipment partially offset by an increase in funds in respect of employee rights upon retirement

Financing Activities

Net cash provided by financing activities was $4,097,441 for the nine months ended September 30, 2022, as compared to net cash provided by financing activities of $10,766,033 for the nine months ended September 30, 2021. The decrease is mainly the result of proceeds from the May 2021 Underwritten Offering described above and conversions of convertible loans which occurred during the second quarter of 2021 as compared to proceeds from the August 2022 Underwritten Offering described above.

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

On May 18, 2021, we closed the May 2021 Underwritten Offering pursuant to which we issued a total of 1,090,909 shares of our Common Stock at an initial public offering price of $11.00 per share. In connection with the May 2021 Underwritten Offering, we agreed to grant the Representative a 45-day option to purchase up to 163,636 additional shares of Common Stock at the initial public offering price of $11.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue the Representative a five-year warrant to purchase up to 54,545 shares of Common Stock, at a per share exercise price equal to 125% of the May 2021 Underwritten Offering price per share of Common Stock. The gross proceeds from the May 2021 Underwritten Offering were approximately $12,000,000.

On August 18, 2022, we closed the August 2022 Underwritten Offering pursuant to which we issued a total of 1,600,000 shares of our Common Stock at a public offering price of $3.00 per share. In connection with the August 2022 Underwritten Offering, we agreed to grant the Representative a 45-day option to purchase up to 240,000 additional shares of Common Stock at the public offering price of $3.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue the Representative a five-year warrant to purchase up to 80,000 shares of Common Stock, at a per share exercise price equal to 125% of the August 2022 Underwritten Offering price per share of Common Stock. The gross proceeds from the August 2022 Underwritten Offering were approximately $4,800,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

On July 11, 2022 and September 7, 2022, we issued 6,000 and 7,500 shares of Common Stock, respectively, to a consultant in consideration for services rendered pursuant a consulting agreement by and between the Company and the consultant dated January 9, 2022.

On August 22, 2022, we issued 12,000 shares of Common Stock to a consultant in consideration for services rendered pursuant to an amended consulting agreement by and between the Company and the consultant dated June 26, 2022.

On August 29, 2022, we issued 3,000 shares of Common Stock to Mr. Joachim Fuchs, chairman of the board of directors of our subsidiary, Save Foods Ltd.

On September 7, 2022, we issued 50,000 shares of Common Stock to a consultant in consideration for services rendered pursuant to an amended consulting agreement by and between the Company and the consultant dated September 6, 2022.

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

Date: November 14, 2022	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
Save Foods, Inc.

	By:	/s/ Lital Barda
	Name:	Lital Barda
	Title:	Chief Financial Officer
Save Foods, Inc.

