Form 10-K
period 2022-12-31
Save Foods Inc.
filed 2023-03-27
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-56100

SAVE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4684680
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

HaPardes 134 (Meshek Sander), Neve Yarak, 4994500 Israel

(Address of principal executive offices)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was $8,744,689. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 22, 2023, there were 4,658,726 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our Company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Those risks and uncertainties include, among others:

●	our customers require that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong the sales cycle;

●	commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability or our contractors or service providers ability to comply with laws and regulations, to develop, market and sell our products or future products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Israel, Spain, Italy, Chile, Colombia, Peru, and South Africa, which might take longer than expected;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our reliance on rapidly establishing global distributorship network in order to effectively market our products;

●	results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals;

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	our business and operations may be affected by climate change conditions, which could materially harm our financial results;

●	risks relating to portfolio concentration;

●	risks relating to international expansion of our business and operations;

●	the effect of COVID-19 on our business; and

●	information with respect to any other plans and strategies for our business.

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

Part I

Item 1. Business

Company Overview

We are an agri-food tech company specializing in eco crop protection that helps reduce food waste and ensure food safety while reducing the use of pesticides. We develop eco-friendly “green” solutions for the food industry. Our solutions are developed to improve the food safety and shelf life of fresh produce. We do this by controlling human and plant pathogens, thereby reducing spoilage, and in turn, reducing food loss.

Our solutions are based on Save Foods’ proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Save Foods products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” solutions are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. In contrary, by forming a temporary protective shield around the fresh produce we treat, our products make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

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

We have a unique opportunity to make a positive difference throughout the food value chain from field to fork and address two of the major’s challenges in the food industry today - safety and waste. We target major markets that use conventional chemical pesticides and sanitizers, including the pre- and post-harvest market, the greenhouse market and the fresh-cut market, where our “green” treatments are used as alternatives for, or mixed with, conventional products in order to reduce (i) health and environmental concerns, and/or (ii) microbial resistance that has reduced the efficacy of conventional chemical pesticides.

Recent Developments

Commercial Activity

On September 14, 2022, we announced the commercial adoption of our eco-crop protection solution by Mexican lime packers following the successful completion of several pilot programs in Veracruz, Mexico.

On August 12, 2022, we announced the initiation of seven commercial pilots with leading Peruvian exporters, such as Agricola Cerro Prieto and another multinational packer. The pilots are designed to evaluate the impact of Save Foods’ innovative solutions on avocados, berries and citrus fruits. As of the date of this Annual Report, we have received certain of the pilot results and expect to conduct further pilots during the second half of 2023, which if successful, may provide us with new commercial customers.

On March 21, 2022, we announced that Israeli packer, Rafkor Ltd., became a commercial customer of ours after successful pilot results showed a reduction of 60% in pear loss. Rafkor treats approximately 40% of pears grown in Israel.

On February 7, 2022, we announced that Mehadrin Tnuport Export L.P. began using our solution in their citrus packing houses. Mehadrin is Israel’s largest grower and exporter of citrus produce, a well-known distributor for major retailers in Europe, North America and Asia, and a global supplier of Jaffa brand oranges.

On January 24, 2022, we announced that following a series of successful trials, Galilee Export asked each of its suppliers to apply our solutions to all bell peppers in Galilee Export’s supply chain. Galilee Export is the second largest exporter of fruit and vegetables in Israel, with sales of over $200 million a year. Thereafter, on February 23, 2022, Galilee Export announced it began using our solution on all of its avocados, after Galilee Export reported to us that our solution kept its avocados fresh and in good condition for up to twice as long compared to conventionally treated produce.

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

Key Regulatory Approvals

On June 9, 2022, we announced that our SaveProtect Organic® crop solution, used for extending the shelf life of fresh fruits and vegetables, was “listed” by the Organic Materials Review Institute (“OMRI”), an international non-profit organization that provides an independent review of products that are intended for use in certified organic production and processing. OMRI Listed® products may be used in certified organic production and processing under the United States Department of Agriculture (“USDA”) National Organic Program.

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

Strategic Changes and Cost Reduction Measures

In December 2022, our board of directors resolved to implement certain cost reduction measures in light of the challenging economic macroeconomic conditions and certain observations made on the basis of our results of operations during 2022. In connection therewith, our board of directors instructed management of Save Foods Ltd. to reduce its headcount, including at the managerial level. We have reduced our full-time employee headcount and anticipate additional and related cuts during the remainder of 2023. Furthermore, following such cost reduction measures, we decided to reduce our research and development expenses by changing our strategic focus to the commercialization of our products and the conversion of completed pilots into paying customers.

Industry Overview and Market Opportunity

Background

The world’s population is expected to grow to almost 10 billion people by 2050, boosting agricultural demand by some 50%. Providing healthy and safe food to feed the world’s population is one of the biggest challenges of the twenty first century, accentuated with the backdrop of a fragile global economy. Globally, around one-third of the food produced (estimated at circa 1.3 billion tons), is lost or wasted along the food chain - from production to consumption.

Fruits and vegetables are considered essential food commodities and demonstrate their best benefits when consumed fresh. Consumption as well as production of fresh fruit and vegetables is growing globally; in 2020, the global production of fresh fruit amounted to about 887 million tons, while the production of fresh vegetable amounted to about 1.09 billion tons (2018). According to a report published by Technavio in October 2020, the fresh food market size has the potential to grow by 337.76 million tons from 2020 to 2024, growing at a compound annual growth rate (“CAGR”) of almost 3% during the forecast period, and the market’s growth momentum will accelerate during the forecast period due to the steady increase in year-over-year growth. In the United States, according to a report by Grand View Research, increasing health awareness among the U.S. population and potential development of secondary diseases due to obesity and unhealthy eating habits are propelling the market of fruit and vegetables to reach an estimated $1.1 billion by 2025.

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

Markets require many types of produce to be washed prior to sale in order to remove dirt and other debris. Produce can be contaminated with foodborne pathogens before it enters the packing house, and these pathogens cannot be seen with the naked eye. Inability to visually spot pathogens makes the washing step one of the most important steps in packing because, if washing process is not controlled, it can become a source of cross-contamination (when foodborne pathogens fall off contaminated produce into the water where they can contaminate more produce). These washing steps are defined by the packing house safety managers as critical point because water mixed with organic materials are good conditions for pathogens to develop. Therefore, the use of sanitizers should be introduced during the washing step because they are, most of the time, one of the last solutions applied before the produce meets the consumer. Sanitizers are designed to inactivate/kill any bacteria in the water, drastically reducing the possibility of cross-contamination. We believe this represents a significant opportunity for us.

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

Much of this loss is caused by spoilage, which can be caused by microorganisms - primarily fungi and mold. In addition, mold and fungi represent the highest numbers of incidents of post-harvest microbial diseases in fresh produce worldwide. Taken together, it is estimated that nearly a third of all food grown is lost between the time that it is grown and harvested and the time that it is packaged for retail sale. Such waste equates to roughly $680 billion in industrialized countries and $310 billion in developing countries.

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

To control and monitor the potential negative impacts pesticides might have over time, regulatory agencies that regulate pesticides - for example, the United States Environmental Protection Agency (the “EPA”), the Pest Management Authority Agency in Canada, and the European Food Safety Authority (“EFSA”) in Europe, have defined a maximum residue level (the “MRL”) that can be present on the treated produce. Additionally, more countries require an MRL for the commodity to be imported into their country. As there is increased awareness regarding compliance with MRLs, MRLs have become a much greater concern. These changes have also impacted the market and we believe that consumers spearheaded this change by demanding organic or pesticide-free foods. Recently, consumers have increasingly wanted to understand where and how their food is grown. Retailers and processors have capitalized on what they view as an opportunity to offer more information to consumers. It is more common now for retailers and processors to ask which products have been used on the commodities they are purchasing. There are also retailers and processors banning the use of certain products, requiring any residues to be below the established MRLs. The reduction in MRLs results in lower efficacy of fungicide and increased loss.

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

As consumer demand for organic fruits and vegetables is increasing globally and there is an increasing promotion by government organizations for the adoption of environmentally friendly pesticides, the biorational pesticides market, estimated at $3.1 billion in the year 2022, is projected to reach a revised size of $4.985 billion by 2028, growing at a CAGR of 8.2% during the forecast period 2022-2028. A biorational pesticide is a term used to define any pesticide material that causes relatively no harm to humans or animals and does little or no damage to the environment. We believe that our products could be defined as biorational products.

The global organic food market grew from $259.06 billion in 2022 to $294.54 billion in 2023 at a CAGR of 13.7%. The organic food market is expected to grow from $512.01 billion in 2027 at a CAGR of 14.8%1. In addition, strict regulations have been imposed on the usage of pesticides and GMO-produced crops worldwide. This, in turn, has influenced consumer demand for organic fruits and vegetables.

1 Organic Food Global Market Report 2023

Case Study - Citrus Fruit

Citrus fruit, which represent one of the main fruits produced worldwide with more than 100 million tons produced worldwide, can be infected by many fungal pathogens, and these pathogens can cause considerable losses during storage and transportation. Losses are mainly caused by Penicillium digitatum, P. italicum, Aspergillus flavus and Alternaria alternata for citrus fruit. Post-harvest treatments such as thiabendazole, imazalil, sodium ortho-phenil phenate or other active ingredients have been used for many years. They are currently the most commonly used fungicides effective for controlling post-harvest fungal pathogens in citrus and they are used in citrus packing houses to maintain fresh fruit, control post-harvest decay, and extend fruit shelf life. However, significant problems such as environmental issues and health concerns have risen in the citrus industry due to chemical residues or the occurrence of pathogenic resistant strains which require the use of even higher concentration of these post-harvest treatments. However, currently, the residues of imazalil on citrus fruits is being revised by the European Commission. The EFSA put forward a proposal in 2018 to cut the MRL for imazalil from 5 milligrams per kilogram to 0.01 milligrams per kilogram, causing worry among Europe’s main citrus producing countries and packers exporting their produce to European countries. Due to the significant impact this proposal could have on the citrus industry, the European Council has decided, in the meantime, to start reducing imazalil residues to four milligrams per kilogram for citrus fruit for a limited period of time to allow the citrus industry an extra time to find green and safe alternatives. Our solutions have already shown its benefits in reducing significantly the residues of imazalil while maintaining the produce shelf life.

Current Market Drivers and Trends

In addition to food safety and food waste concerns, the following market drivers are also shaping the food industry by setting standards and conditions on the main actors in the industry:

●	Focus of consumers on health characteristics: consumers are more aware and conscious of the health characteristics of the food they consume. Consumers pay more attention to the qualities of the fresh produce they buy. Particularly in the United States and Europe, products such as berries, avocados, mangoes, pomegranates, papayas and sweet potatoes are gaining popularity and considered “super foods,” and these products are showing a strong annual import growth of 10% to 20%.

●	Increasing demand for organic produce: the demand for organic products is growing rapidly particularly in both Europe and North America, and is closely related to consumer interest in healthy and pure eating. While the increasing demand created potential for oversees supply, it can be challenging and expansive for exporters in tropical climates to comply with the increasingly demanding organic standards.

●	Success of retailers determined by quality of produce: a recent report by Fruit Logistica published in 2019, based on consumer surveys that involved almost 7,000 consumers in 14 different markets across Europe and North America, demonstrated the increased importance of fresh produce for the profitability of food retailers. According to the report, when choosing the place to buy their groceries, consumers focus on the quality of the stores’ fresh food, with freshness of fruits and vegetable being their top priority. The report also showed that customers who are satisfied with the store’s fresh food quality, would visit the store more frequently than those who are not. In addition, consumers are also willing to pay more for better-quality produce and their basked will be 4% larger.

●	Promoting sustainability: a large range of sustainability aspects are directly related and affected by the fresh produce industry. Food waste accounts for 8% of global greenhouse gas emissions. Both consumers and businesses, are becoming more aware of the growing importance of sustainability issues. As consumers increasingly embrace social causes, they seek products and brands that align with their values. According to a recent analysis published by Research Insights, nearly 6 in 10 consumers surveyed are willing to change their shopping habits to reduce environmental impact, nearly 8 in 10 respondents indicated sustainability is important for them, and among those respondents that indicated that sustainability is very or extremely important, over 70% indicated that they would pay a premium of 35%, on average, for brands that are sustainable and environmentally responsible. Increasing number of companies in the fresh food sector are investing in sustainability. Survey conducted by Champions 12.3 in 2017 showed that 99% of businesses that invested in reduction of food loss and waste, received a net positive financial return. Primary production companies are investing in aspects of food losses, energy efficiency and carbon footprint, through innovations such as drying produce, on-farm and off-grid cold rooms and post-harvest treatments.

●	Food retailers seek to reduce their waste and maximize their revenues: more than eight million tons of food are wasted every year in the United States in the retail sector alone, which translates into $18 billion in lost value (cost of waste) every year. Some retailers, including Walmart, have already committed to implement a zero-waste policy by 2025. Prevention solutions across the retail value chain offer the highest returns to retailers and are growing the fastest.

●	Regulators are promoting the use of safer chemical-based product: for example, the EPA offers a “Safer Choice” label that product manufacturers may use on qualifying products to help consumers and commercial buyers identify products with safer chemical ingredients. The EPA requires that every chemical, regardless of percentage, in a Safer Choice-certified product is evaluated and allows only the safest ingredients.

●	Increasing investment in foodtech and agritech companies: according to a recent report published by AgFunder, a venture capital firm active in the foodtech and agritech, startups developing agri-food tech solutions and products, raised approximately $51.7 billion into agrifood technologies in 2021; an 85% increase over 2020[2]. Reduction of food waste, extension of the shelf life of fresh produce and reduction of the use of pesticides are main focus of the industry and many companies are addressing these objectives, including:

The increased consumption of fruits and vegetables in combination with the current regulation and consumers’ demand for healthier food has placed a greater burden on the fresh produce industry to provide food products that are fresher in quality, demonstrate an extended shelf life and are safer to consume.

The aforementioned changes provide a unique opportunity for us to introduce our products and solutions. We are aiming to become a significant player in post-harvest green produce treatment, fully responsive to the world’s ongoing change in fruit and vegetables consumption, food safety requirements as well as regulations and consumer demand to eliminate the use of hazardous chemicals.

Our Core Products and Solutions

Our innovative products address what we believe to be two of the most significant challenges in the food industry: food safety promotion and food loss reduction. Our main product lines consist of a proprietary blend of organic food acids applied in pre- and post-harvest applications, which is designed to work together with an oxidizing agent (Save Foods solution) in order to improve food safety and increase fruit and vegetable’ shelf life by reducing microbial spoilage.

In pre-harvest application, our solutions could be applied several times up to 24 hours prior to the harvest. In post-harvest applications, the main steps are cleaning, sanitization and coating (wax). Our solutions address the cleaning and sanitization application points which are the critical first steps for preserving the quality of fresh produce by controlling microbial contamination related to food safety (e.g., Listeria, Salmonella, E. coli) and food loss due to microbial spoilage (e.g., fungi, mold and yeast). In general, the current process includes an initial washing step to remove soil and other debris, which improves the product appearance and lowers the product temperature. The next step includes sanitation or disinfection methods combined with fungicides that can further reduce the presence and prevent the transfer of spoilage and pathogenic microorganisms on fresh produce surfaces. The last step usually includes application of wax sometimes combined with an additional application of fungicides to prevent or reduce physiological changes and risks of spoilage. Our main products and solutions are applied at the cleaning and sanitization steps.

One of the main advantages of our solutions based on our food acid blend is its non-toxic residues that are providing protection to the treated produce. And we believe that all the blend ingredients are recognized by the FDA as GRAS when used as intended in fruit and vegetable wash applications. Moreover, they significantly reduce or eliminate the need for additional post-harvest applications with conventional fungicide by at least 50%, and in some cases entirely, and can reduce food waste due to spoilage by up to 50% (see results below on easy peelers and mango) at the retail level.

2 2022 AgFunder AgriFoodTech Investment Report

Our main products are SavePROTECT or PeroStar, which are an application added to fruit and vegetable wash water as a processing aid to peracetic acid (oxidizing agent) to increase its efficiency against plant pathogens and reduce produce loss.

Processing Aids - SavePROTECT or PeroStar

Processing aids are products that are intended to be used with other products to aid the application or enhance the effect of that product. Save Foods processing aids, which are marketed as SavePROTECT in the Americas and PeroStar in the rest of the world, are based on our proprietary blend of food acids and are added to the wash water at the cleaning and sanitization stages simultaneously with a low concentration of peracetic acid (“PAA”), the active agent. This food acid blend serves several functions:

●	SavePROTECT/PeroStar keeps the process wash waters at a relatively low stable pH level. We have observed that low pH levels strengthen the effectiveness of the PAA and the fungicide used which result in increased sanitation and biocide activity;

●	PAA-based products are used as disinfectant in wash water. When used with PAA-based products, SavePROTECT/PeroStar may optimize the efficacy of PAA and eliminates the strong odor of PAA, creating a more friendly and safe working environment;

●	When used with fungicides, including imidazole, imazalil, thiabendazole, etc. - most commonly used fungicides - SavePROTECT/PeroStar may optimize the efficacy of the fungicides used and prevent resistance buildup;

●	SavePROTECT/PeroStar helps to clean the fruit surface and can improve the performance of the wax applied leading to an improved appearance of treated fruit by leaving a glossy finish on the outer skin of the fruit; and

●	SavePROTECT/PeroStar helps to extend shelf life.

During 2020, we ran a series of proof of concept and small trials in collaboration with commercial partners on pears, avocado, easy peelers, lime, mango, bell pepper, lemons, fresh cut vegetables and figs. During 2021 and the first quarter of 2022, we initiated a proof of concept in bananas, lychee, berries, pomegranate, broccoli, tomato and eggplant. Since the fourth quarter of 2021, we have expanded our footprint to additional countries that are facing export challenges to Europe such as Peru, Turkey, South Africa and Mexico. As of December 31, 2022, we fully commercialized our solution with respect to easy peelers, lime, bell peppers, dates and avocado.

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

During the fiscal quarter ended December 31, 2021, and the fiscal quarter ended March 31, 2022, we began working with raspberries and strawberries producers to apply our solutions with the goal to extend their shelf life. The results of the trials have shown that for raspberries, our solutions have reclaimed 80% of the raspberries that would otherwise have gone to waste. The trial pushed the boundaries of the raspberries’ shelf life, with 10 days in cold storage and three more days at room temperature, after which three times as many berries were viable to be sold. For strawberries, our treatments have shown a waste reduction of 85% after 15 days.

In addition, after successful pilots on raspberries and strawberries, we decided to conduct a pilot on blueberries in February 2022. In most cases, there are no known treatments for disinfection or post-harvest pathogen prevention in blueberries. The experiment simulated long shipment of blueberries in cold storage for one month. The results demonstrated that our solution protected blueberries from pathogens’ contamination and, subsequently, extended their shelf life by seven days.

Results on Avocado

During September 2021, we began a commercial pilot with Milopri, the avocado packer of Galilee Export, to evaluate Save Foods’ solution on avocados. While our application was applied on the packing line, boxes of avocado were put aside for shelf-life evaluation. After 16 days at room temperature, the avocado treated with our solution showed the lowest percentage of decay resulting in two times more avocado available for consumption.

Following this successful commercial pilot, Milopri fully adopted and implemented our solutions by August 2022 with the intention to be ready for the 2022 - 2023 avocado season, which began in September 2022 and is expected to end by the end of the second quarter of 2023.

Results on Bell-peppers

The Arava region in southern Israel produces approximately 60% of all the fresh vegetables that Israel exports, and bell peppers are its leading exported vegetable. At the beginning of the bell pepper season (September 2021), we began commercial pilots in two large packing houses in order to evaluate the benefits of our solution as applied to bell peppers. During September 2022, after successfully evaluating our solutions, these two large packing houses began using our solutions as their commercial treatment.

Our solutions have shown a decay reduction compared to the current industry standards and have maintained the firmness of the bell pepper overtime. While Israeli packers in the region are struggling to maintain a reasonable shelf life for their produce during the export process, our solutions have shown a significant improvement in export performance. The foregoing pilot demonstrated that bell peppers, after applying our solution, sustained 70% less decay after 28 days (23 days in cold storage and an additional five days at room temperature) translating into 20% more bell peppers to sell and consume. The post-harvest team at the Central-and Northern-Arava Research and Development center validated these results and the results were thereafter published in an Israeli local professional agriculture journal.

Results on Easy Peelers

Easy peelers are citrus fruits that are easier to peel, such as tangerines, mandarins, satsumas, and clementines. As previously described, imazalil is currently one of the most commonly used fungicide that is effective in controlling post-harvest fungal pathogens in citrus. Currently, the residues of imazalil on citrus fruit is being revised by the European Commission and have already been reduced, and this reduction poses challenges, especially to packing houses exporting to Europe.

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

To ensure the efficacy of the products, it is customary to deliberately infect the fruit with the target pathogen at a concentration of around 10 and to inoculate it for 16 to 24 hours before applying the solution. Following the application, the fruit was stored in cold storage for between 9 to 21 days and then stored in room temperature for shelf-life evaluation.

During these months, we ran a series of trials from small scale/lab test (between 350 to 500 fruits per trial) to semi-commercial application (more than 1000 fruits per trial). The semi-commercial pilots were run in Ashkelon, Israel on the packing line of Mehadrin in Israel, a well-know and recognized citrus packer. From January 2022 until January 2023, Mehadrin was applying our solutions on produce in one of its packing-lines in Ashkelon, Israel, in which Mehadrin had reported a reduction of 50% of pesticide usage. Due to technical reasons, our commercial implementation with Mehadrin recently transitioned to a packing-line in Netanya, Israel, for additional pilots.

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

Results on Mangos

We recently tested our PeroStar on mangos in collaboration with the Israeli-based Volcani Center for Agricultural Research. The goal of the test was to evaluate the effectiveness of PeroStar in preventing decay in harvested mangos in comparison with fludioxonil. Fludioxonil is a fungicide that is commercially available in Israel at a level of 250 to 300 parts per million. Fludioxonil is deemed to be an effective fungicide against fungi that attack the mango post-harvest, yet there is a growing need for “greener” solutions, given Fludioxonil’s level of toxicity.

Mangos were stored for three weeks after treatment at 12°C and an additional week of shelf life at 20°C in what would typically simulate a mango crate shipment to Europe and retailers in similarly distanced markets.

Results after evaluation have shown us that the treatment with PeroStar, improved the biocide activity of the PAA, which resulted in a reduction in both side decay and stem-end rot (common pathogens in mango) leading to an extended shelf life with no use of fungicide (as demonstrated in the picture below). In addition, the results also showed that the combination of PeroStar with a low concentration of fludioxonil reduced the post-harvest decay to zero. The results (as presented in the graph below) demonstrate that applying PeroStar enables mango producers to achieve an improved shelf life of produce compared to the current solution while reducing the use of conventional chemical pesticides.

During 2022, an independent study, performed by Itay Noked, agronomist and independent researcher (M.Sc. Post-Harvest), showed that our solution can extend the shelf life and freshness of mangos while virtually eliminating the use of post-harvest pesticides; after 21 days in storage and 15 days on the shelf, twice as many mangos were still edible when compared to mangos that didn’t undergo treatment, and 75% less pesticides were used.

Following these pilots, a commercial application was performed with an Israeli mango packer, in which only 25% fungicide were used together with our solution and compared to the current commercial application with 100% fungicide. Following such application, both batches of fruits were sent to a leading fresh produce distributor in Europe, and both were successfully distributed, demonstrating that our solutions help reduce up to 75% of the applied fungicide. We expect to start our commercial activities during the upcoming mango season in 2023.

Results on Limes

Following a successful pilot in Mexico on Persian lime (where SavePROTECT has reduced to zero the fruit decay after 21 days as shown in the graph below), the packing house bought its first batch to start its utilization of our product. Thereafter, and beginning in June 2021, the packing house began applying our solution to all of its packing facilities in Mexico.

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

Commercialization Stage

The table below summarizes our commercialization efforts and activities as of February 2023.

	Easy peeler	Lime	Avocado	Bell pepper	Lemon	Dates	Pears
California, USA	v
Israel	v		v	v	v	v	v
Mexico		v
Turkey	v				v

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

After we have finalized our toxicological studies, we conducted a series of microbial trials in laboratories in both the United States and Israel in non-Good Laboratory Practice settings in order to evaluate the efficacy of SF3H as an antimicrobial agent to reduce foodborne pathogenic bacteria in “processing water” for fruit and vegetables. We used a modification of the Association of Official Agricultural Chemists Germicidal and Detergent Sanitizing Action of Disinfectants method and test protocol EN1276 (European standard for the evaluation of chemical disinfectant or antiseptic for bactericidal activity). The tested organisms are Listeria monocytogenes, Salmonella enterica and Escherichia coli O157:H7.

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

Following the advice of our board of Directors, we recently decided to postpone our GLP efficacy studies for the time being in order to concentrate our efforts on the commercialization of our adjuvant, SavePROTECT/ PeroStar solutions.

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

We have tested the efficacy of our SF3H products to control and prevent potential pathogen contamination on microherbs (pea and sorrel) produced by Israeli-based microgreens exporter 2BFresh. Our treatment combined a post-harvest spray application and a fogging treatment to be used in the cooldown storage room. In order to determine the efficacy of the product, 25 swabs were taken across 18 trays (nine of each microgreen species). The results showed more than 90% reduction of the total bacterial load post-treatment.

We believe that our SF3HS and SF3H provide improved sanitization of bacteria (including E. coli, Salmonella and Listeria) while leaving no toxic residues on fruits and vegetables.

We expect the first commercialization of SF3H and SF3HS at the earliest by the end of -2025.

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

Following recent discussions with post-harvest experts and potential customers, we believe we should concentrate our efforts on the commercialization of our adjuvants. Furthermore, we believe that our SpuDefender product may offer a successful alternative to CIPC. We intend to initiate pilot tests with potential customers to treat potatoes pre-storage (three to six months storage in average) in 2024.

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

The regulation for pre-harvest (in the field) application especially in California as well as in Israel may take more time than post-harvest application due the potential impact on the environment. We submitted the pre-harvest regulatory dossier on January 2023 in the US. In parallel, we started to run additional pilots in Israel with potential strategic partners in order for them to evaluate and validate the potential of FreshProtect for the pre-harvest market. We expect the registration of the product in the U.S. by the end of 2023. Once registered at the EPA level, we would be able to start the registration in California.

Our Strengths

We believe that our main strengths include:

●	Strong Management Team with Commitment to Green Products. Led by an experienced team in developing products and solutions for the agriculture industry, we plan on becoming a significant player in providing consumers with healthy and green fresh produce from farm to fork while endeavoring to ensure food safety and reducing food waste. We believe that our proprietary blend of food acids provides protection to the treated produce and works in synergy with well-known fungicides and sanitizers. This synergy allows us to significantly reduce the concentration of the fungicides that are heavily regulated in several countries and, in certain countries, outright banned and meet the food trends of sustainable and green produce.

●	Multi-Purpose Products that Simplify Crop Treatment Routine and Save Money. While most chemicals marketed in the industry address either food safety or food waste, our multi-purpose solution are intended to provide a solution for both problems, while simplifying crop treatment and achieving cost saving. Our solutions are capable of cleaning and controlling pathogens that would otherwise render fresh produce as unsafe for human consumption. Our proprietary blend of food acids combined with well-known sanitizers are very efficient against foodborne pathogens like E. coli, Salmonella and Listeria as well as plant pathogens in short contact time (99.999% reduction within 30 seconds of contact). In addition, with multipurpose products, there is no need to order, ship or dispose of bottles of product, resulting in less energy consumed, less CO2, less fuel, and less waste. We believe our focus on natural product chemistries will allow us to continually drive lower costs, higher product gross margins and efficacy through longer shelf life and reduction of food waste.

●	Strong Intellectual Property Portfolio. We believe that we have built a strong intellectual property position throughout the food chain (from field to fork) as our patents claim compositions and methods that can be used to protect food and agricultural products from decay. We rely on a combination of important intellectual property assets, to protect our innovation. Our employees, consultants, customers, and vendors are subject to confidentiality agreements that protect our proprietary manufacturing processes. Our patent portfolio includes granted patents in the United States, Europe, and Israel, as well as several priority applications, across several patent families, including composition-of-matter claims, methods of use claims, including for treating edible matter, for improving the appearance of edible plant matter, and sterilization methods, as well as for articles for implementing these methods. These patents directly protect a proprietary method for extending life shelf and reducing edible matter from microbial decay.

●	Commercially Available Products and Seamless Implementation. One of the oxidizers being used with our products is PAA, a well-known and widely used sanitizer. Following the enforcement of the FSMA in connection with the use of sanitizers, more and more packers have been choosing this healthy and eco-friendly sanitizer over chlorine, and this choice facilitates implementation of our products. In addition, the application of our products does not require special equipment as they are used in combination with or replace existing products applied on the packing line or in the mix tank in the field. This allows a relatively cheap, seamless and fast implementation.

●	Significant Reduction of Hazardous Chemicals Food Residue. All the ingredients in our blend of food acids are recognized by the FDA as GRAS when used as intended in fruit and vegetable wash applications, while oxidizers we use such as hydrogen peroxide rapidly decompose into water and oxygen. The absence of toxicological residues not only improves food quality but also promotes occupational safety for the employees of packing houses, contributing to a friendlier and safer working environment.

Our Strategy

In September 2018, we changed our organizational structure and management team. After reviewing the then existing strategy and results of operation, as well as examining the market opportunities, the new management team decided to update our strategy, reduce the marketing and sales of its existing products, and focus our efforts and financial resources in developing its next generation products. During the years 2019 and 2020, we developed, validated and tested the efficacy of our next generation product - a blend of food acids - on a variety of crops in small and large scale commercial pilots. During 2021, following the completion of certain successful pilots conducted in 2020, we shifted our strategic focus to marketing, sales and overall commercialization of its products.

Over the course of 2022, we understood that working with global post-harvest service companies is challenging, especially when considering that our solutions reduce or replace their lucrative products (fungicides) on the packing line. Furthermore, we concluded that the validation of our solutions by these post-harvest service companies is long and required multiple pilots over several years. In addition, following the positive results on berries, and taking into account the short shelf life and the lack of existing solutions, we decided to focus our efforts on developing such solutions since a shorter shelf life may reduce our sale cycle and, accordingly, present greater market opportunity.

Therefore, we have revised our strategy, to commercialize our products directly to leading packing houses and through strategic partnerships with post-harvest service companies that work with local partners and/or distributors and focus more on produce that is significantly improved by our solutions while shortening the evaluation period. Our ultimate goal is to eventually gain presence in a variety of businesses compromising the food industry, including pre-harvest, post-harvest, retail and consumer businesses.

In order to achieve our goals, we intend to:

●	Develop a Strong Marketing Message Around Promoting Safe Food While Avoiding Food Waste. We plan to brand our fresh produce with a “chemical residues free” seal of approval and we believe that like-minded fruit packers around the globe will seek to differentiate themselves from their competitors by obtaining this seal.

●	Expand Our Activities to Include Focus on Various Berries. The berry market is virtually untapped and consists of very sensitive produce with limited shelf-life that stand to benefit from our solutions. Berries can be harvested several times throughout the course of the year and are considered to be a high value crop.

●	Acquire or License Complementary Products and Technologies. We actively search for products and technologies that can enhance our portfolio and grow our business to address all the post-harvest treatments such as fruit coating products or technologies.

●	Expand to Additional Produce and Geographies. Our plan is to focus first on key countries and regions with the largest markets for our crops, including Mexico, Israel, Turkey, Egypt, and key markets in the United States such as California. In the future, we are also planning to increase the variety of crops that can be treated with our products, to include produce such as apples, tomatoes, pomegranate, eggplant, broccoli, and papayas.

●	Focus on Exportation to Europe. We plan to increase our focus on exports to Europe as EU regulations permit a limited use of fungicides. When taking into account these regulations, which are becoming increasingly difficult, and the long transportation time, there is a significant increase to the risk of produce decay.

●	Leverage Our Products Through Collaborations. Our focus and expertise in the development of green products for the agritech industry and in post-harvest treatments allow us to be a partner of choice for other businesses looking for development partners and for larger companies wanting to leverage their product such as PAA into new combination products. For example, companies selling or owning fungicides, the MRL of which is being reduced, and that are working in synergy with our products are good partners. This type of collaboration could allow them to continue selling their product.

Selling and Marketing

Although over the course of 2022, we ran over fifty successful pilots with potential commercial partners, we discovered that the sale cycle is significantly longer than we had anticipated and noted it would take, on average, at least two seasons for our new solutions to be fully implemented.

Therefore, to maximize our efforts during 2023, we optimized our marketing and sales strategy. We now concentrate our efforts first on high value crops, such as avocado, mango, citrus, pears, various berries, dates and bell peppers, while targeting larger producing countries in both the northern and southern hemispheres to overcome the seasonal effect. By March 2023, we expect to conduct pilots in South and Central America, the United States, South Africa, Turkey, Egypt, and Israel, and we are exploring collaboration opportunities in Morocco. In addition, to shorten the length of our pilots, we now aim to target fresh produce with a comparatively shorter shelf life, including various berries. Over the next 12 months, we intend to focus mainly on following up with the pilots performed during the last 18 months and convert them into full commercial applications. To facilitate our market penetration, we are collaborating with local agents and experts in various jurisdictions, each of which has connections with packers and retailers on the ground, which helps us bridge the language and cultural gaps.

The table below summarizes the market opportunities for selected produce in our target markets.

	Apples & Pears	Avocado	Bananas	Berries	Bell pepper	Citrus	Lettuce & chicory	Mango	Papaya	Tomatoes
Global Production of the Crop (in million ton)[1]	109.2	6.8	115.9	10.1	35.3	63.5	27.0	52.5	13.4	181.1
Production of the Crop in the Company’s Target Markets (in million ton)[2]	19.4	3.9	17.6	4.2	9.6	19.0	7.5	7.7	1.7	51.4
Production of the Crop in the Company’s Target Markets (in %)	18%	58%	15%	42%	27%	30%	28%	15%	13%	28%

1.	Average global production for the years 2016, 2017, 2018, 2019 and 2020.
2.	Our general target markets include Chile, Colombia, Egypt, Israel, Italy, Mexico, Morocco, Peru, Philippines, South Africa, Spain, Thailand, Turkey and the United States.

Turkey

While Turkey is not a member of the EU, the EU estimates that more than 42 percent of all Turkish exports go to EU member states, which will soon be bound by stricter rules about the origin of their imports. Turkey’s Ministry of Trade estimated that in 2020 the total value of Turkish exports to the EU exceeded €120 billion.

Since August 2021, we have been working with a local post-harvest agent to introduce us to local Turkish packers. Our current focus in Turkey is the citrus sector, and as of December 2021, we had three pilots ongoing with leading packers in Turkey. Following these pilots, Kalyoncu began implementing our solution in their citrus line next to Mersin.

We are targeting additional citrus packing houses in Turkey, which we expect to be ready for the upcoming citrus season of 2022-2023. In addition to citrus, we plan to commence a pilot of our treatment on bell peppers in Turkey.

Mexico

To promote our activities in Mexico, we are collaborating with Agrinet S. A., an agritech consultancy firm with expertise in introducing new products into Mexico. Agrinet has initiated a pilot program across Mexico to demonstrate the benefits of Save Foods solution. The program included several packing house companies in Mexico that export mainly to the United States. In mid-2022, we decided, together with Agrinet, that it would be economically advantageous to focus on sales with lime packing companies.

Following successful pilots conducted between August and October of 2020 on Persian lime, SiCar, one of the largest packers of Persian lime in Mexico, is now applying our solution in all of their packing houses in Mexico. Mexico is the largest producer of Persian limes.

Israel

During January 2022, the beginning of the easy peeler season in Israel, Mehadrin, the largest citrus packing house in Israel, began using our solution in their citrus packing houses.

Over the course of 2022, we ran additional pilots with large packing houses in Israel on pears, berries, pomegranate and tomatoes. Following several successful pilots on pears, a leading Israeli pear packing company elected to use our solutions as their commercial applications and plans to implement our solutions in its facilities by mid-2023.

On September 11, 2020, we signed a five-year exclusive distribution agreement with Safe-Pack Products Ltd., according to which we granted Safe-Pack an exclusive right to resell, distribute, advertise, and market our products in the citrus industry in Israel and the Palestinian territories. Following review and careful consideration, this agreement was not profitable for both parties as initially expected and was mutually terminated in September 2022.

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

During October 2021, we secured the appropriate regulatory approvals and, accordingly, we plan to further penetrate this market for the upcoming citrus season of 2022-2023. We currently focus on post-harvest treatment for the citrus industry (as well as mangos and avocados) in addition to pilot studies with leading packers expected to begin in March-April 2023, to evaluate and validate the efficiency of our solutions in their packing facilities.

On September 22, 2020, we entered into a non-exclusive commission agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT will introduce us to potential clients, pre-approved by us (the “Introduced Parties”) and will assist us in finalizing commercial agreements with the Introduced Parties. In consideration for its services, we agreed to pay EBT 12.5% of the net revenues generated from the Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000,000, provided that the compensation shall not exceed 25% of our gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from the Introduced Parties exceeds $500,000, and subject to the approval of our board of directors, we will issue to EBT 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. In the event that certain additional events detailed in the agreement occur, we will also issue to EBT, subject to the approval of our board of directors, an additional 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. Until the date hereof, we have paid EBT an aggregate of $18,271 for the year 2022, there were no issuances of shares or options.

Spain

Following a collaboration with one of the world’s leading post-harvest treatment service vendors in Spain during 2020, in which we examined our product on citrus fruit, we began the registration process of our product, PeroStar. We believe our product could be an improved alternative to current fungicides that will soon be significantly reduced in this market.

Intellectual Property

We rely on patents and trade secret protection laws to protect our proprietary products and intellectual property. We entered into confidentiality agreements with our employees, consultants, customers, service providers and vendors that cover, inter alia, our technology and proprietary manufacturing processes.

As of the date hereof, we own ten issued patents, and one allowed patent application, all which help protect our technology. These patents were granted in Israel, the United States and Europe and are valid until between 2031 and 2041. In addition, eleven further patent applications are also pending in the various stages.

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

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-001-DE	Germany	Patent	Issued	DE 602011071750.2	September 14, 2010
SVF-P-001-ES	Spain	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-FR	France	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-GB	Britain	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-IL	Israel	Patent	Issued	225247	September 14, 2010
SVF-P-001-IL1	Israel	Patent	Issued	254909	September 14, 2010
SVF-P-001-US1	United States	Patent	Issued	10,212,956	September 14, 2010
SVF-P-001-US2	United States	Patent	Allowed	16/278,108	September 14, 2010
SVF-P-001-US3	United States	Patent	Pending	18/082,810	September 14, 2010

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

Method and Apparatus for Maintaining Fresh Produce in a Transportation Container

This patent family includes granted patents in both Israel and the United States, it relates to a method used to maintain fresh produce stored in transportation containers. The apparatus is configured to generate an aerosol of one or more liquid pesticides, thereby reducing pathogenic contamination within the transportation container. This patent family covers any liquid pesticide for use in the above-mentioned apparatus.

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

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-004-USP	United States	Patent	Pending	63/426,096	November 17, 2022

Sterilization Devices and Methods for Use Thereof

This patent family is directed to a device for controlling pathogen load within a container or on a surface by spraying a disinfecting composition in response to a trigger, such as increased pathogenic contamination.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-005-USP	United States	Patent	Pending	63/426,120	November 17, 2022

Compositions Comprising of Several Organic Acids and Use Thereof

This patent family is directed to kits and methods for controlling pathogen load within or on the surface of an edible plant matter.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-006-EP	Europe	Patent	Pending	21763868.3	March 1, 2020
SVF-P-006-MX	Mexico	Patent	Pending	MX/a/2022/010828	March 1, 2020
SVF-P-006-PE	Peru	Patent	Pending	001876-2022/DIN	March 1, 2020
SVF-P-006-US	United States	Patent	Pending	17/908,624	March 1, 2020
SVF-P-006-ZA	New Zealand	Patent	Pending	2022/09840	March 1, 2020

Combined Fungicidal Preparations and Methods for Use Thereof

This patent family is directed to compositions and to methods for reducing pathogen load on a substrate.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-007-EP	Europe	Patent	Pending	21829736.4	June 23, 2020
SVF-P-007-CA	Canada	Patent	Pending	3,184,215	June 23, 2020
SVF-P-007-US	United States	Patent	Pending	18/012,486	June 23, 2020

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

We also compete with heavily diversified multi-national chemical conglomerates, who produce various biocide formulations designed to kill or deactivate pathogenic micro-organisms. Of these, two companies are the most significant:

●	Peroxychem: Peroxychem is a subsidiary of Evonik Industries AG (Germany). It is a significant worldwide producer of hydrogen peroxide, persulfates and PAA. Peroxychem generated sales of approximately $300 million in 2019; and

●	Solvay (Belgium): Similar to Evonik Industries, Solvay is a heavily diversified multinational chemical conglomerate. During the fiscal year 2022, Solvay had approximately €13.4 billion in net sales, spread across the breadth of their product lines. Most relevant to us is their blends of PAA and hydrogen peroxide, sold in two primary formulations - OXYSTRONG for water treatment and PROXITANE for the food industry.

In addition, we have several indirect competitors, which are companies with whom we seek to make strategic partnerships - large companies specializing in post-harvest solutions for the agricultural industry. This has been more difficult than initially anticipated due to our solutions reducing these companies’ revenues from certain fungicides used on produce. Such companies include:

●	Decco US Post-Harvest: Decco is a subsidiary of Decco Worldwide, which itself is a division of United Phosphorous Ltd. Decco provides a variety of solutions, both mechanical and chemical, for the post-harvest industry. They produce conventional fungicides (imazalil, thiabendizole, etc.), as well as produce coatings; and

●	Pace International: Pace International is a subsidiary of the Sumitomo Chemical Company. Similar to Decco, it provides a variety of solutions - primarily in the realm of conventional fungicides and carnauba wax coatings for fruit.

We also consider Citrosol, Xeda International, JBT and Agrofresh as our indirect competitors (and current or potential collaborators).

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

Research and Development

In the last two years we spent an aggregate of $1,309,510 on research and development. In late 2022, our board of directors resolved to implement certain cost reduction measures, in light of the prevailing macroeconomic conditions and certain results of our operations. These cost reduction measures, included inter alia, the reduction of our budget in connection with our research and development activities and to focus mainly on the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Post-Harvest

During 2022, we worked on the compatibility and synergistic effect of our processing aids products SavePROTECT/PeroStar with additional post-harvest treatments used in the packing house to provide an efficient, greener and cost-effective solution.

In addition, we have tested a natural edible coating for microbial safety and food quality enhancement in combination with our solutions with no conclusive results so far.

In addition to analytical methods, we have worked first on the optimization of our delivery system and we are collaborating with an industrial engineering company to develop a new cost-effective delivery system that will be combined with the collection and transmission of data to provide users with analytics and optimization tools and increase our presence in the packing house.

Pre-Harvest – FreshProtect and our Adjuvant

We are also focused on developing new eco-friendly pre-harvest products which will improve post-harvest management practices by reduction of total microbial load, before even entering the packing house. An effective pre-harvest solution may reduce the need for post-harvest chemical fungicides while increasing profit through reduced spoilage in supply chains. In addition, the potential of addressing pre-harvest solution might offer new opportunities for treating crops, such as rice and wheat, with large market potential.

In pre-harvest application, one of the main advantages of our products is the non-toxicity of its ingredients, allowing its application up to the day of harvest (0-day pre-harvest interval), which is critical to prolonged crop protection and reduced microbial spoilage while reducing the total bacterial load entering the packing house. Field studies are conducted by Dr. James E. Adaskeveg from University of California, Riverside and the largest grower cooperative in CA in the United States on citrus trees to determine the effectiveness, optimize use protocol and effect on the environment. Additionally, in 2022, we conducted pre-harvest studies with leading Israeli citrus packers and independent mango researchers.

Production

In Israel, we work exclusively with Zohar Dalia, a reputable chemical production company. Based on our formulation and guidance, Zohar Dalia is producing our PeroStar and any other small-scale formulation that we might need for the commercialization of our solutions. Zohar Dalia is particularly regarded for its deep understanding and experience working with oxidizer like hydrogen peroxide and PAA.

In the United States, we work with Seeler Industries, a national leader in marketing, handling, and in the termination of hydrogen peroxide.

In South Africa, we began working with a local producer Auryon Industries. This producer will supply our products to our clients in Egypt and be our “backup” production site.

All our producers, purchase all raw materials necessary for the production of our products. All ingredients and/or raw materials that are used in the creation of our products are commodities and are readily available for purchase off the shelf.

Government Regulation and Product Approval

Our products are subject to national, state and local government regulations. Based on the product claims and classification, different regulatory and registration requirements may apply at the state, provincial or federal level.

Regulation of Our Processing Aid - SavePROTECT or PeroStar

In the United States, our SavePROTECT product does not make any pesticidal claims and is not intended for use as a pesticide and, therefore, is not subject to the registration requirements of FIFRA. However, since the product is used on raw agricultural commodities in food processing facilities, the product is subject to regulation under the FFDCA. We believe that the product is in compliance with the FFDCA since every ingredient in the product can be considered GRAS when used as intended and the product does not have pesticidal activity per se.

Although SavePROTECT is not a pesticide under FIFRA, it is still required to be registered in California because the California statute requires the registration of both pesticide and adjuvant products.

On July 31, 2020, we submitted an “Application for Registration of Adjuvant” for SavePROTECT to the California Department of Pesticide Regulation (the “CDPR”). The dossier submitted included the following studies: (i) acute oral toxicity and acute dermal toxicity studies, (ii) physico-chemical property testing (determination of color, physical state, odor, density, pH, viscosity and oxidation/reduction chemical incompatibility), (iii) validation of the high-performance liquid chromatography method assay, (iv) stability test, and (iv) efficacy data.

Based on the intended use and claims for SavePROTECT, our product was registered with CDPR on October 27, 2021 as an adjuvant.

In addition, based on the opinion of our U.S. regulatory experts, all SavePROTECT ingredients are GRAS when used as intended and product does not have pesticidal activity.

In December 2021, we submitted an application for certification for our SavePROTECT to the OMRI, an international nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed® products are allowed for use in certified organic operations under the USDA National Organic Program. OMRI reviews input products to verify that they meet the organic standards for use on organic farms or in organic processing. OMRI is recognized by the USDA National Organic Program as a reputable third-party input reviewer in Interim Instruction 3012 of the NOP Handbook. In addition, OMRI is accredited under the International Organization for Standardization ISO 17065 by the USDA Quality Assessment Division.

In June 2022, our SavePROTECT Organic was listed by OMRI allowing us to address the certified organic industry as well.

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

Processing aids are differentiated from food additives, which are substances that are added to food with the intention to exert a technological function within the final food product. Therefore, processing aids must not follow the EFSA guideline of “Data Requirements for the Evaluation of Food Additive Applications.”

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

In Spain, the guidelines for precise documentation for evaluation of technological adjuvants intended to be used in human food, state specific conditions for the assessment, authorization and use of all other types of processing aids, which are not processing aids in the enzymatic preparation category. During the third quarter of 2020, we submitted a regulatory dossier as a processing aid for PeroStar in Spain and Italy with very similar information as the regulatory dossier submitted in California. In December 2022, our European regulatory consultant informed us that we satisfied the safety requirement and that no further registration is required at this time.

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

Registration of Our SpuDefender and FrehProtect

We currently have registrations for our SpuDefender (EPA Reg. No. 86381-1) and our FreshProtect (EPA Reg. No. 86381-2), at both the federal level and in the individual states where the products are sold for the use in post-harvest settings. To allow the utilization of our FreshProtect in pre-harvest settings, we submitted to EPA an updated product label in January 2023.

Regulation of Our Sanitizers - SF3H and SF3HS

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

The FFDCA regulates the sale and distribution of drugs, medical devices, cosmetics and foods (including substances added to and found in food such as pesticide residues) and is administered by the FDA. Under the FFDCA, the FDA does not register or approve products that are used on food commodities and certain food-contact surfaces, such as food packaging. However, all substances that are used on food or food-contact surfaces need to be subject to an FDA regulation or permitted through other clearance mechanisms, such as a Food-Contact Notification, Threshold of Regulation opinion, by Prior Sanction or be “Generally Recognized as Safe” or “GRAS”. If all the substances or ingredients in a particular product are cleared for use on food or food-contact surfaces or are GRAS then a company can market a product without obtaining any additional clearances. GRAS substances do not require pre-market approval or clearance by the FDA although the FDA does have a notification process for GRAS substances.

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

Organizational Structure

As of December 31, 2022, we have one 98.48% owned subsidiary: Save Foods Ltd., which is incorporated in the State of Israel. Save Foods Ltd. is responsible for all of our commercialization of our pilots and sales activities.

Human Capital Management

As of March 27, 2023, we employed six full-time employees/consultants and two part-time employees. None of our employees are members of a union or subject to the terms of a collective bargaining agreement. Our employees are located in Israel.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management. We compete for qualified personnel with other agritech companies, as well as universities and non-profit research institutions.

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

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. We are committed to creating a trusting environment where all ideas are welcome and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

We consider our relations with our employees to be good.

Company Information

Our principal executive offices are located at HaPardes 134 (Meshek Sander), Neve Yarak, Israel, and our telephone number is (347) 468-9583. Our website address is www.savefoods.co. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

We use our website (www.savefoods.co) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report on Form 10-K.

Company History

We were incorporated under the name Pimi Agro Cleantech, Inc. on April 1, 2009, under the laws of the state of Delaware. On April 11, 2016, we changed our name from Pimi Agro Cleantech, Inc. to Save Foods, Inc. Our subsidiary was incorporated on January 14, 2004, under the name Pimi Marion Holdings Ltd., to exploit the knowledge, intellectual property and business assets of Nir Ecology Ltd., a company founded in September 1989, focused on developing sanitizing solutions for the water and food industry. During the initial years of its activity and until 2009, Pimi Marion Holdings Ltd. focused on the development of new products and applications within the potato-growing industry. On October 5, 2008, Pimi Marion Holdings Ltd. changed its name to Pimi Agro Cleantech Ltd. In September 2018, we changed our organizational structure and leadership team to support our new strategy and objectives. The goal of the organizational change was to drive us towards regulatory approvals for our new generation of products. Our revamped strategy was developed following research we conducted on the applicable and potential commercial markets for our products. The results of this research demonstrated a clear and significant market for our new products to be deployed as sanitizers for the agricultural and food tech industries. On May 2, 2019, Pimi Agro Cleantech Ltd. changed its name to Save Foods Ltd.

item 1a. risk factors

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors is set forth below under the caption “Detailed Risk Factors”.

Risks Related to Our Financial Condition and Capital Requirements

●	We have a history of operating losses and expect to incur additional losses in the future.
●	We may need to raise significant additional capital, which we may be unable to obtain.

Risks Related to Our Business, Industry and Business Operations

●	We may not be able to successfully operate our business or execute our business plan.
●	Our customers require that our products undergo a lengthy pilot period without any assurance of sales.
●	Our products and technology require additional trials, which could prolong the sales cycle.
●	The commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries.

●	We may face significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter.
●	Our success is dependent upon the acceptance of our environmentally friendly solutions for fruits and vegetables.
●	We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.
●	We currently rely on a limited number of suppliers to produce certain key components of our products.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services, we may not be successful in commercializing our products.
●	We rely on rapidly establishing global distributorship network in order to effectively market our products.
●	The results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals.
●	Our products are highly regulated by governmental agencies in the countries where we conduct business and into which we plan to expand. Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States, Mexico, Israel, Turkey, Egypt, Peru, and South Africa, which might take longer than expected.
●	The inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities.
●	Our business and operations may be affected by climate change conditions, which could materially harm our financial results.
●	Conditions in the global economy, including inflation and recessionary pressures, may adversely affect our business, financial condition and results of operation.
●	Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business and results of operations.
●	We are subject to risks relating to portfolio concentration.
●	Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States, Mexico or Israel.
●	Our business depends to some extent on international transactions.

Risks Related to Intellectual Property

●	If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, our ability to compete will be harmed.
●	If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unprotected know-how, our ability to compete will be harmed.
●	We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.

Risks Related to Regulatory Compliance

●	If we or our contractors or service providers fail to comply with laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our products or future products that we may develop and may harm our reputation in our industry.
●	Regulatory reforms may adversely affect our ability to sell our products profitably.

Risks Related to Ownership of our Common Stock

●	We may not satisfy Nasdaq’s requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our securities.
●	The market price of our Common Stock may be highly volatile.
●	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.
●	Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Common Stock.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.
●	We do not anticipate paying any cash dividends in the foreseeable future.
●	We may need additional capital, and the sale of additional shares or equity or debt securities could result in additional dilution to our stockholders.

General Risk Factors

●	Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
●	We incur additional increased costs as a result of the listing of our Common Stock for trading on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.
●	We face risks related to compliance with corporate governance laws and financial reporting standards.
●	The ongoing conflict in Ukraine may result in market volatility that could adversely affect our business.
●	If we fail to implement and maintain effective internal control over financial reporting, we may be unable to report our financial results accurately or meet our reporting obligations.

Risks Related to our Incorporation and Location in Israel

●	Political, economic and military instability in Israel may impeded our ability to operate and hard our financial results.

Detailed Risk Factors

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

We have sustained losses in recent years, which as of December 31, 2022, accumulated to $22.8 million, including an operating net loss of $5.8 million and $4.7 million for the years ended December 31, 2022 and 2021, respectively. We are likely to continue to incur significant net losses for at least the next several years as we continue to pursue our strategy, which is currently focused on converting pilots into paying customers, following lengthy sale cycles of at least two seasons. Our losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our share price or cause us to cease operations.

We may need to raise significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our research and development activities and transition to commercial operations have been significant. We will require additional funds to continue running pilots and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In either of the aforementioned situations, we may not be able to fully implement its growth plans.

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

In September 2018, the Company changed its organizational structure and management team. After reviewing the Company’s then existing strategy and results of operation, as well as examining the market opportunities, the new management team decided to update the Company’s strategy, reduce the marketing and sales of its existing products, and focus the Company’s efforts and financial resources in developing its next generation products. During the years 2019 and 2020, we developed, validated and tested the efficacy of our next generation product - a blend of food acids - on a variety of crops in both small and large scale commercial pilots. In 2021, we commenced commercialization in various jurisdictions, while continuing to conduct commercial pilots. In 2022, we extended our commercial pilots in additional location in both the North and South hemisphere to address the seasonal effect.

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

Our customers require that our products undergo a lengthy testing period without any assurance of sales.

Our prospective customers generally test and evaluate our solutions before applying these to their commercial product lines and integrating them into their facilities. This testing period takes at least two seasons and could be longer or subject to delays. Even after our solutions are approved by the customers, due to seasonal effects, it could take several months before they begin purchasing our solutions, if at all. Nothing guarantees that following such pilots, the targeted packing house will choose to use our solutions on its products or continue the process further and complete the sale cycle. The combination of the longer sales cycle and the unique nature of our solutions that could have different results following seasonal changes could have an impact on our profitability and business. As a result, we could have limited revenues, or no revenues, from prospective customers, even after we have invested significant amounts of time in the pilot phase and sales of our solutions, which in turn could adversely affect our business and financial results.

Our products and technology require additional trials.

The efficacy of our products has only been shown in the limited number of pathogens tested on certain produce and aforementioned climates, and therefore our products have yet to be proven against certain additional and relevant pathogens, produce and market climates to validate the efficacy and benefits of our products. These trials are lengthy and prolong our sale cycle by at least two seasons, and no assurance can be made that such packing facilities will chose to implement our solutions in their facilities.

The commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries.

In order to achieve high volume sales and attain a leading market share and become the new standard of treatment, our products must not only be approved by the regulators, but also endorsed by the major packing houses and service providers, retailers of fruits and vegetables as well as environmental organizations. Our success depends on our ability to create significant value to the growers, the packing houses and the food retailers. We are aware of this key factor and are focusing on conducting large scale pilots with major fruits and vegetables packers and retail suppliers of fresh consumed goods in several countries, in order to show the efficacy of the products and our technology, and to receive the recognition of packers and retailers. However, there can be no assurances that we will succeed in such an endeavor, nor is it clear how long it will take until we receive market recognition.

There can be no assurance that any product that we bring to the market will gain market acceptance by prospective customers. The commercial success of our new generation products and any future product depends in part on the packing house community as well as other industries for various use cases, depending on the acceptance by such industries of our technology as a useful and cost-effective solution compared to current solutions. If our new generation products or any future product does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products will depend on a number of factors, including:

●	the results of our large-scale pilots;

●	the cost, safety, efficacy, and convenience of our new generation products;

●	the acceptance of our products as a superior solution in the fresh produce industry;

●	the ability of third parties to enter into relationships with us without violating their existing agreements;

●	the effectiveness of our selling and marketing efforts;

●	the strength of marketing and distribution support for, and timing of market introduction of, competing products; and

●	publicity concerning our products or competing products.

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

The market for post-harvest solutions is fragmented with various regional suppliers. The market of post-harvest treatments for fruits and vegetables is dominated by five large players with wide reach across the globe, which players may perceive us as a competitive threat and institute commercial measures to reduce our market share, including by aggressively ‘bundling’ their products and services to compete with us, or purchase additional laboratories to further enable their expansion. We believe that the principal factors of competition in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation.

Our success is dependent upon the acceptance of our environmentally friendly solutions for fruits and vegetables.

Our future success is dependent upon the acceptance of our environmentally friendly, non-toxic residual solutions for fruits and vegetables. While the market is signaling that such a direction is likely, certain trends as well as the future size of this market, and other potential markets for our products, rely upon a number of factors, many of which are beyond our control. For example, both the failure to convince retailers to bear additional costs for “green” fruit and vegetables as well as the failure to persuade consumers to purchase “green” fruits and vegetables for higher prices may adversely affect our business, financial condition, operating results and cash flow going forward.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities and develop and market products, services and applications that meet changing customer needs and market conditions in a cost-effective and timely manner. Maintaining and enhancing technological capabilities and developing new products may also require significant investments in research and development, which following financial cutbacks, we have shifted our focus to the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers. We may not be successful in converting our completed pilots into paying customers or to develop new products, services and technology that successfully compete or be able to anticipate changing customer needs and preferences, and our customers may not accept one or more of our new products or services. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers’ needs or preferences, then our business, financial condition and results of operations could be adversely affected.

We currently rely on a limited number of suppliers to produce certain key components of our products.

We rely on unaffiliated contract manufacturers to produce certain key components of our products. In Israel, we work exclusively with a well-known producer of chemicals, Zohar Dalia, who is responsible for the production of our products. Zohar Dalia is well known for its knowledge and handling of hydrogen peroxide. In the United States, we have worked for the past few years with Seeler Industries, a national leader in the marketing and handling of hydrogen peroxide. We additionally work with a producer in South Africa. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements, especially for the manufacturing of the SF3H and SF3HS with one of their active ingredients - hydrogen peroxide - as well as for FreshProtect with one of its active ingredients - PO3. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, including labor or geopolitical disturbances, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or we may have to make financial accommodations to such contract manufacturers or otherwise take steps to mitigate supply disruption. We may be unable to locate an additional or alternate contract manufacturer that meets our quality controls and standards and regulatory requirements in a timely manner or on commercially reasonable terms. Any such difficulties could have an adverse effect on our business, financial condition and results of operations, which could be material.

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

We have developed initial partnerships with local partners. In order to expand selling and marketing globally and capture leading market share before any potential reaction from the competitors, we will need to rapidly expand geographically and establish a global distribution network. This is likely to put pressure on our management, financial and operational resources. In order to mitigate this factor, once we establish a significant presence in the market, we will proceed to establish strategic partnerships with some of the leading players in the market; however, there are no assurances that we will succeed in establishing such partnerships, which may harm the marketing of our products and the development of our business.

The results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals.

Our products have been tested in multiple commercial and small-scale pilots on certain types of produce and during specific time of the year. We are currently in the development and optimization phases of these products. Results from our later-stage commercial tests may show lower efficacy than our early-tests conducted previously, and we cannot guarantee that when commercialized, our products will be effective and stable and product improvements as well as possible changes in the application and usage protocol may be required. Our results could further be affected by the changing behavior of the fruits throughout the season, therefore demonstrating inconsistent results. These factors may significantly delay receipts of regulatory approvals, and the introduction of our products into the market. Likewise, we cannot be sure these products will be commercially viable and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will generate revenue.

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

In the United States, to complete the registration process of our sanitizers, we will need to submit a number of studies in the form of a registration application or dossier, which has not yet been submitted to the EPA. In addition, applicable rules and regulations in California require registration of processing aids with the CDPR. On July 31, 2020 we submitted an “Application for Registration of Adjuvant” for our SavePROTECT processing aid to the CDPR. On October 27, 2021, we were informed that our application to CDPR was approved.

Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Turkey, Egypt, South Africa, and Israel, which might take longer than expected.

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

Our operations are subject to significant hazards and risks inherent to the transportation of the active ingredient of one of our products - hydrogen peroxide. In high concentrations, our blend of acids has a very low pH which may lead to skin burn and hydrogen peroxide is an aggressive oxidizer and both can corrode many materials. We are working with limited low concentration of the material, however in high concentrations of H2O2 it will react violently. Hydrogen peroxide should be stored in a cool, dry, well-ventilated area and away from any flammable or combustible substances. It should be transported in special tanks and vehicles and should be stored in a container composed of non-reactive materials. These hazards and risks include, but are not limited to fires, explosions, third-party interference (including terrorism) and mechanical failure of equipment at our or third-party facilities. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or wrongful death claims and other damage to properties.

Our business and operations may be affected by unexpected events, including climate change conditions and natural disasters, which could materially harm our financial results.

Unexpected events, including fires or explosions at our facilities, natural disasters such as earthquakes and wildfires, unplanned power outages, supply disruptions, failure of equipment or systems, and severe weather events, such as droughts, heat waves, hurricanes, and flooding, could adversely affect our reputation and results of operations through physical damage to our facilities and equipment and through physical damage to, or disruption of, local infrastructure or disrupt our operations generally. During the past several years we have seen an increase in the frequency and intensity of severe weather events and we expect this trend to continue due to climate change.

Our business, in particular, may be affected from changes in climate conditions as such events would affect the crops yield and their storability in those cases where there is unusually warm, dry, humid or cold weather before cropping.

In such instances, we may suffer a decrease in revenues as a result of a smaller storage volume of rooms or shorter storage period. We anticipate that once we increase our operations and enter certain markets which experience or will experience significant climate change, such as above-common rain fall, heat waves, dry air conditions, and unusually cold or prolonged cold weather conditions, such events may materially impact our financial results.

Furthermore, certain natural disasters may affect our operations. For example, our partner in Turkey is located in eastern Turkey, which is the region that sustained an earthquake that registered a 7.8 magnitude on February 6, 2023. Given that our operations are global in nature, and our partnerships are located in various geographic locations subject to certain inherent dangers, it is plausible that our business and operations may be adversely affected by any such future natural disasters.

Conditions in the global economy, including inflation and recessionary pressures, may adversely affect our business, financial condition and results of operation.

The recent historically high inflation in the U.S., geopolitical issues, continuous increases in interest rates, unstable global conditions and changes in exchange rates have led to global economic instability. Although demand for fresh horticultural products is considered inelastic in developed economies, the fresh produce and citrus industries that we sell to may be affected by material changes in supply, market prices, exchange rates and general economic conditions. As a result of the high inflation and recession, we are seeing record high levels of unemployment and consumer spending trends are changing. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations.

COVID-19, including the efforts to mitigate its impact, have, and may continue to have, an impact our business, liquidity, results of operations, financial condition and price of our securities.

The COVID-19 pandemic, as well as the measures designed to contain and mitigate its effects, have had and will likely continue to have an impact on our business and operations, as well as the operations of our customers. Our operations were moderately impacted by certain restrictions that were put in place in effort to contain or mitigate the spread of COVID-19, specifically given the increasing difficulty with travelling abroad for on-site visits with suppliers and other business partners, as well as various packing houses’ restrictions on our entry into their facilities for operational purposes. In the event future variants emerge and trigger additional restrictions and other preventative measures, such efforts may contribute to an economic downturn, which could decrease consumer spending on our products and services, as well as impact our ability to expand our customer base or provide additional services to our current users.

In addition, continuation or exacerbation of the global supply chain crisis, whether resulting from the COVID-19 pandemic or for reasons otherwise unrelated, may impact our ability to forecast and control costs for raw materials necessary for our solutions. For instance, given our dependency on third-party suppliers, our operations may be adversely affected by disruptions or delays to the supply chain resulting from temporary closures of our supplier’s facilities, spikes in demand for our supplier’s goods and/or services from other customers, interruptions in product supply, restrictions on export or shipment or disruptions in product fulfillment due to closure or delays of our supplier’s delivery process.

Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our business or that of our manufacturers.

Public companies are facing increasing scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, and other stakeholder groups. For example, certain institutional and individual investors have requested various ESG-related information and disclosures as they increasingly incorporate ESG criteria in making investment and voting decisions. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Such increased scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, which continue to evolve, we may be subject to investor or regulator engagement regarding such matters.

In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, in June 2022, the SEC published a proposed climate disclosure rule, subject to which we would be required to disclose certain climate-related information such as governance of climate-related risks and relevant risk management processes that could affect us, a climate related financial statements matrix and more. While the proposed rule has yet to be finalized and we cannot predict the ultimate scope and impact this will have on our business, if finalized, it would likely result in additional legal, accounting and financial compliance and increased general and administrative expenses. Moreover, this could result in increased management time and attention to ensure we are compliant with the regulations and expectations. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact third parties on which we rely, which may augment or cause additional impacts on our business, financial condition, or results of operations.

Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business and results of operations.

Our business involves complex operations and demands a management team to determine and implement our strategy and workforce that is knowledgeable and has expertise in many areas necessary for our operations. As a company focused on commercializing our completed pilots into paying customers in the highly-specialized horticultural post-harvest field, we rely on our ability to attract and retain skilled employees, consultants and contractors. As of March 27, 2023, we employed six full-time employees and two part-time employees, including the employees employed by our subsidiary, Save Foods Ltd. Due to certain cost reduction measures recently implemented (as discussed herein), we have reduced our full-time employee headcount, and anticipate additional and related cuts during the remainder of 2023. The departure of highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations, including customers choosing to follow a such regional manager to one of our competitors.

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

Furthermore, the Israeli government is currently pursuing extensive changes to Israel’s judicial system. This has sparked extensive political debate. In response to the foregoing developments, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

The majority of our officers and present directors reside outside of the United States and most of our operations as of December 31, 2022 are located outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the federal securities laws.

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

We may require additional cash resources due to changed business conditions or other future developments, including adverse effects to our business from global inflation and recession related issues. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

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

The ongoing conflict in Ukraine may result in market volatility that could adversely affect our business.

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

Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. To date the ongoing conflict has not affected our financial condition, yet the current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets, and may result in increased volatility in the price of our Common Stock.

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

Item 1b. unresolved staff comments

None.

Item 2. properties

Our commercialization and manufacturing operations are currently conducted at Neve Yarak (Israel) where we lease approximately 230 square meters of space to run our trials. The lease expires on August 31, 2023 with the option to extend the lease agreement for an additional one-year period. Our current monthly rent payment is NIS 9,180 (approximately $2,500) which includes taxes.

Our lease of office space in Miami, Florida was extended in January 2023 for an additional year and is set to expire in January 2024. Our current monthly rent payment is $630 which includes taxes.

item 3. legal proceedings

We are not aware of any pending legal proceedings to which we are a party, or to which any director, officer or affiliate of our Company, or any owner of record or beneficially of more than 5% of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

item 4. mine safety disclosures.

Not applicable.

part II

item 5. market for registrant’s common equity, related stockholder matters and issuer purchases OF EQUITY SECURITIES

Market Information

The shares of our Common Stock are currently traded on the Nasdaq Capital Market under the symbol “SVFD”. The last reported sales price of our Common Stock on Nasdaq on March 24, 2023, was $0.74 per share.

Holders

As of March 24, 2023, there were approximately 145 holders of record of our Common Stock. These numbers are not representative of the number of beneficial holders of our shares nor is it representative of where such beneficial holders reside, since many of these shares were held of record by brokers or other nominees. Action Stock Transfer serves as transfer agent for our Common Stock.

Dividend Policy

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, we maintain two active equity compensation plans: the 2018 Equity Incentive Plan (the “2018 Plan”) and the 2022 Share Incentive Plan (the “2022 Plan”). The following table presents the information as of December 31, 2022.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2018 Plan	192,576	3.38	91,016
2022 Plan	42,098	1.25	954,902
Total equity compensation plans approved by stockholders	234,674	3.00	1,048,918
Equity compensation plans not approved by security holders	-	-	-

2018 Equity Incentive Plan

As of December 31, 2022, the number of shares of Common Stock reserved for the exercise of options granted under 2018 Plan was 91,016. As of December 31, 2022, 192,576 options to purchase Common Stock were outstanding under the 2018 Plan, at a weighted exercise price of $3.38, and the last expiration date for any such option is July 1, 2030.

The 2018 Plan was adopted by our board of directors in October 2018, and became effective immediately thereafter. The 2018 Plan permits the grant of incentive stock options to employees of the Company, including officers and directors, and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock or cash awards as the administrator of the plan may determine, to the Company’s employees and service providers.

2022 Share Incentive Plan

On August 29, 2022, the Company’s stockholders approved the 2022 Plan, which was previously approved by our board of directors on July 18, 2022. As of December 31, 2022, the number of shares of Common Stock reserved for the exercise of options granted under 2022 Plan was 954,902.

The 2022 Plan permits the grant of stock options (including incentive stock options and nonqualified stock options), shares of common stock, restricted shares, restricted share units and other share-based awards. The maximum number of ordinary shares available for issuance under the 2022 Plan is equal to the sum of 1,000,000 shares of common stock, or such number as our board of directors may determine from time to time.

The 2022 Plan may be administered by the board of directors or a duly authorized committee of our board of directors. Subject to the provisions of the 2022 Plan, the administrator will have the authority, in its sole discretion to determine subject to applicable law, to interpret the terms of the 2022 Plan and any award agreements or awards granted thereunder, designate recipients of awards, determine and amend the terms of awards, including the exercise price of an option award, the fair market value of an ordinary share, the time and vesting schedule applicable to an award or the method of payment for an award, accelerate or amend the vesting schedule applicable to an award, prescribe the forms of agreement for use under the 2022 Plan and take all other actions and make all other determinations necessary for the administration of the 2022 Plan. The administrator also has the authority to amend and rescind rules and regulations relating to the 2022 Plan or terminate the 2022 Plan at any time before the date of expiration of its ten-year term.

The 2022 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code. Section 102 of the Ordinance allows employees, directors and officers who are not controlling shareholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options. Our non-employee service providers and controlling shareholders may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits.

Awards granted under the 2022 Plan to U.S. residents may qualify as “incentive stock options” within the meaning of Section 422 of the Code. The exercise price for “incentive stock options” must not be less than the fair market value on the date on which an option is granted, or 110% of the fair market value if the option holder holds more than 10% of our share capital. Notwithstanding the foregoing provisions, options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant pursuant to the issuance or assumption of an option in a transaction to which Section 424(a) of the Code applies in a manner consistent with said Section 424(a).

An award under the 2022 Plan may be exercised by providing the company with a written or electronic notice of exercise and full payment of the exercise price for such shares underlying the award, if applicable, in such form and method as may be determined by the administrator and permitted by applicable law. An award may not be exercised for a fraction of a share. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2022 Plan, the administrator may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism or direct a securities broker to sell shares and deliver all or a part of the proceeds to the Company or the trustee.

In the event of termination of a grantee’s employment or service with the company or any of its affiliates, all vested and exercisable awards held by such grantee as of the date of termination may be exercised within three months after such date of termination, unless otherwise determined by the administrator. After such three month period, all such unexercised awards will terminate and the shares covered by such awards shall again be available for issuance under the 2022 Plan. In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s death, permanent disability or retirement, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate, or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within twelve months after such date of termination, unless otherwise provided by the administrator. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the twelve month period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2022 Plan. Notwithstanding any of the foregoing, if a grantee’s employment or services with the company or any of its affiliates is terminated for “cause” (as defined in the 2022 Plan), all outstanding awards held by such grantee (whether vested or unvested) will terminate on the date of such termination and the shares covered by such awards shall again be available for issuance under the 2022 Plan.

Other than by will, the laws of descent and distribution or as otherwise provided under the 2022 Plan, neither the options nor any right in connection with such options are assignable or transferable.

In the event of a share split, reverse share split, share dividend, recapitalization, combination or reclassification of our shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by the company (but not including the conversion of any convertible securities of the company), the administrator in its sole discretion shall make an appropriate adjustment in the number of shares related to each outstanding award and to the number of shares reserved for issuance under the 2022 Plan, to the class and kind of shares subject to the 2022 Plan, as well as the exercise price per share of each outstanding award, as applicable, the terms and conditions concerning vesting and exercisability and the term and duration of outstanding awards, or any other terms that the administrator adjusts in its discretion, or the type or class of security, asset or right underlying the award (which need not be only that of the Company, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions); provided that any fractional shares resulting from such adjustment shall be rounded down to the nearest whole share unless otherwise determined by the administrator. In the event of a distribution of a cash dividend to all shareholders, the administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by the Company, subject to applicable law.

In the event of a merger or consolidation of our company, or a sale of all, or substantially all, of the Company’s shares or assets or other transaction having a similar effect on the Company, or change in the composition of the board of directors, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, the administrator may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of the company, the acquirer or other corporation which is a party to such transaction or other property as determined by the administrator as fair in the circumstances. Notwithstanding the foregoing, the administrator may upon such event amend, modify or terminate the terms of any award as it shall deem, in good faith, appropriate.

During the year ended December 31, 2022, we granted to our directors and officers options to purchase a maximum aggregated number of 42,098 of the Company’s Common Stock and issued 3,000 shares of restricted Common Stock, under the 2022 Plan. 42,098 options were granted at an exercise price of $1 to $1.5 per share, and the latest expiration date for such options is December 31, 2031.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of Common Stock and preferred stock issued, and options granted, by us during the years ended December 31, 2020, 2021, and 2022 that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such shares and options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During July, August and September 2020, we issued: (i) 67,369 shares of Common Stock in respect of the conversion of convertible loans; (ii) 32,769 units, for an aggregate amount of $250,000, at a price of $7.63 per unit, where each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock with an exercise price of $8.40 per share.

During September 2020, we issued 13,107 units, for an aggregate amount of $100,000, at a purchase price of $7.63 per unit to Medigus Ltd. (“Medigus”), where each unit consists of one share of Common Stock and one warrant to purchase one share of Common Stock with an exercise price of $8.40 per share.

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

On November 3, 2021, and May 2, 2022, we issued 700 and 600 shares of Common Stock to a consultant, which related to investor relations and public relations services provided to the Company pursuant to an agreement between the parties dated June 15, 2021. We estimated the value of the shares issued to be $5,747 and $4,926, respectively.

Also on November 3, 2021, January 27, 2022 and May 2, 2022, we issued 9,000, 12,500 and 12,500 shares of Common Stock to a consultant, which related to investor relations services provided to the Company pursuant to an agreement between the parties dated October 24, 2021.

On March 10, 2022, we issued 14,000 shares of Common Stock to a consultant, which related to investor relations services provided to the Company pursuant to an agreement between the parties dated March 10, 2022.

On March 24, 2022, we issued 9,000 shares of Common Stock to Mr. Joachim Fuchs, which related to services provided to the Company pursuant to a consulting agreement between the parties dated February 10, 2022.

On May 18, 2022, we issued 9,000 shares of Common Stock to a consultant, which related to services provided to the Company in connection with its cross-listing on the Frankfurt Stock Exchange pursuant to a board resolution dated May 11, 2022.

On July 11, 2022 and September 7, 2022 and October 11, 2022 we issued 6,000,7,500 and 710,090 shares of Common Stock, respectively, to a consultant in consideration for services rendered pursuant to a consulting agreement by and between the Company and the consultant dated January 9, 2022.

On both, May 2, 2022 and August 22, 2022, we issued 12,000 shares of Common Stock to a consultant in consideration for services rendered pursuant to an amended consulting agreement by and between the Company and the consultant dated June 26, 2022.

On September 7, 2022, we issued 3,000 shares of Common Stock to Mr. Joachim Fuchs, chairman of the board of directors of our subsidiary, Save Foods Ltd. This grant and following grants were issued pursuant to the 2022 Plan.

On September 7, 2022, we issued 50,000 shares of Common stock to a consultant in consideration for services rendered pursuant to an amended consulting agreement by and between the Company and the consultant dated September 6, 2022.

On October 26, 2022, the Board approved the issuance of 50,000 shares of Common Stock to a consultant pursuant to his investor relations consulting agreement and in addition, quarterly issuances of 9,000 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024. On November 16, 2022 we issued 50,000 shares of Common Stock.

Issuer Purchases of Equity Securities

During the year ended December 31, 2022, we did not purchase any of our equity securities.

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

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2022	2021
Revenues from sale of products	$394,004	$438,141
Cost of sales	(158,313)	(135,943)
Gross profit	$235,691	$302,198

Operating Expenses

Our current operating expenses consist of three components - research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses, net

Our research and development expenses consist primarily of salaries and related personnel expenses, share base compensation, professional fees and other related research and development expenses such as field tests.

The following table discloses the breakdown of research and development expenses:

	Year Ended December 31
	2022	2021
Salaries and related expenses	$438,217	$176,520
Share based compensation	3,024	19,235
Subcontractors	120,360	238,784
Laboratory and field tests	89,717	20,025
Depreciation	22,034	38,166
Other expenses	97,474	45,954
Total	$770,826	$538,684

Following careful consideration, our board of directors decided to implement certain cost reduction measures in 2023, including, inter alia, the reduction of our research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, share based compensation and other expenses.

The following table discloses the breakdown of selling and marketing expenses:

	Year Ended December 31
	2022	2021
Salaries and related expenses	$256,700	$30,329
Share based compensation	3,024	7,694
Professional services	167,084	90,249
Travel expenses	52,721	-
Other expenses	88,069	72,027
Total	$567,598	$200,299

We expect that our selling and marketing expenses will increase as we continue to increase our selling and marketing efforts including commercial validation pilots and recruit additional employees or contractor to support our selling and marketing efforts in our targeted geographical areas.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

The following table discloses the breakdown of general and administrative expenses:

	Year Ended December 31
	2022	2021
Professional services	$2,575,294	$2,527,076
Share based compensation	934,188	598,699
Salaries and related expenses	297,848	214,570
Legal expenses	108,814	160,814
Insurance	473,650	473,985
Registration fees	233,350	233,395
Other expenses	93,765	58,315
Total	$4,716,909	$4,266,854

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars:

	Year Ended December 31
	2022	2021
Revenues from sales of products	$394,004	$438,141
Cost of sales	(158,313)	(135,943)
Gross profit	235,691	302,198
Research and development expenses	(770,826)	(538,684)
Selling and marketing expenses	(567,598)	(200,299)
General and administrative expenses	(4,716,909)	(4,266,854)
Operating loss	(5,819,642)	(4,703,639)
Finance income (expenses), net	39,801	(161,737)
Comprehensive loss	(5,779,841)	(4,865,376)
Less: Net loss attributable to non-controlling interests	40,241	44,796
Net loss attributable to the Company’s shareholders	(5,739,600)	(4,820,580)
Loss per share (basic and diluted)	(1.64)	(2.06)
Weighted average number of shares of Common Stock outstanding	3,498,273	2,343,088

Revenues

Revenues for the year ended December 31, 2022 were $394,004, a decrease of $44,137, or 10%, compared to total revenues of $438,141 for the year ended December 31, 2021. The decrease is mainly a result of a decrease in sales due to adverse weather conditions, which caused a reduction in citrus production.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of revenues for the year ended December 31, 2022 was $158,313, an increase of $22,370, or 16%, compared to total cost of revenues of $135,943 for the year ended December 31, 2021. The increase is mainly a result of an increase in the prices of raw materials offset partially by a decrease in salaries.

Gross Profit

Gross loss for the year ended December 31, 2022 was $235,691, a decrease of $66,507, or 22%, compared to gross loss of $302,198 for the year ended December 31, 2021. The decrease is mainly a result of the decrease in revenues, as detailed above as well as an increase in the prices of raw materials.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the year ended December 31, 2022 were $770,826, an increase of $232,142, or 43%, compared to total research and development expenses of $538,684 for the year ended December 31, 2021. The increase is mainly attributable to an increase in salaries and related expenses and field tests offset partially by a decrease in subcontractor’s expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the year ended December 31, 2022 were $567,598, an increase of $367,299, or 183%, compared to total selling and marketing expenses of $200,299 for the year ended December 31, 2021. The increase is mainly attributable to the increase in salaries and related expenses and professional services expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the year ended December 31, 2022 were $ 4,716,909 , an increase of $450,055 , or 11%, compared to total general and administrative expenses of $4,266,854 for the year ended December 31, 2021. The increase is mainly a result of the increase in share-based compensation to our employees and service providers, salaries and related expenses and professional services, offset partially by a decrease in legal expenses.

Financing Income (Expenses), Net

Financing income, net for the year ended December 31, 2022 were $39,801, a decrease of $201,538, or 125%, compared to total financing expenses of $161,737 for the year ended December 31, 2021. The decrease in financing expenses is mainly a result of decrease in changes in fair value of our convertible loans fully converted during 2021 as well as interest and currency exchange gains on our cash balances.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the year ended December 31, 2022 was $5,779,841, compared to $4,865,376 for the year ended December 31, 2021, an increase of $914,465, or 19%.

Impact of COVID-19

The global spread of COVID-19 led many countries, including the United States, Europe and Israel (where we maintain material operations), to impose stringent limitations on movement, gatherings, transit of passengers and goods and to close the borders between countries. The responses of governments have notably impacted many economies as well as capital markets worldwide. While we have no and do not expect to experience any material impact on our overall liquidity and outlook, it is not possible at this time to estimate the full impact the COVID-19 pandemic may have on our business results of operations and financial condition.

Critical Accounting Policies and Estimates

We describe our significant accounting policies more fully in Note 2 to our consolidated financial statements included elsewhere in this Annual Report. We believe that the accounting policy described in Note 2 is critical in order to fully understand and evaluate our financial condition and results of operations.

We prepare our financial statements in accordance with the Generally Accepted Accounting Principles in the United States of America (“GAAP”). At the time of the preparation of the financial statements, our management is required to use estimates, evaluations and assumptions which affect the application of the accounting policy and the amounts reported for assets, obligations, income and expenses. Any estimates and assumptions are continually reviewed. The changes to the accounting estimates are credited during the period in which the change to the estimate is made.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through December 31, 2022, we have funded our operations principally with approximately $20 million (net of issuance expenses) from the issuance of shares of our Common Stock, options and loans.

The table below presents our cash flows for the periods indicated:

	Year Ended December 31
	2022	2021
Net cash used in operating activities	$(5,097,126)	$(4,113,307)

Net cash used in investing activities	(51,689)	(67,749)

Net cash provided by financing activities	4,094,940	10,725,016

Increase (decrease) in cash and cash equivalents and restricted cash	$(1,056,841)	$6,542,317

As of December 31, 2022, we had cash of $5,700,709, as compared to $6,750,938 as of December 31, 2021. As of December 31, 2022, we had a working capital of $5,557,595, as compared to $6,297,793 as of December 31, 2021. The decrease in our cash balance is mainly attributable to cash used in operations.

Operating Activities

Net cash used in operating activities was $5,097,126 for the year ended December 31, 2022, as compared to $4,113,307 for the year ended December 31, 2021 an increase of $983,819. The increase is mainly attributable to the increase in our net loss of $914,465 as well as decrease in liability for employee rights upon retirement and in accounts payables, partially offset by decrease in other current assets and in share-based compensation.

Investing Activities

Net cash used in investing activities was $51,689 for the year ended December 31, 2022, as compared to net cash used in investing activities of $67,749 for the year ended December 31, 2021. The decrease is mainly attributable to the decrease in purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $4,094,940 for the year ended December 31, 2022, as compared to $10,725,016 for the year ended December 31, 2021. The decrease is mainly the result of proceeds from the May 2021 Underwritten Offering described above and conversions of convertible loans which occurred during the second quarter of 2021 as compared to proceeds from the August 2022 Underwritten Offering described above.

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

On September 23, 2020, we entered into a Securities Purchase Agreement (the “September 2020 SPA”) with Medigus in connection with the sale and issuance of 13,107 units, at a purchase price of $7.63 per unit, and for an aggregate purchase price of $100,000. Each unit consists of: (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock with an exercise price of $1.20. In connection with the September 2020 SPA, the Company issued to Medigus an aggregate of 13,107 shares of Common Stock and warrants to purchase an aggregate of 13,107 shares of Common Stock. Furthermore, the September 2020 SPA contemplates an additional investment by Medigus not to exceed $25,000 (the “Additional Investment”), which investment shall be triggered following the parties’ initiation of a proof of concept procedure to test the effectiveness of the Company’s sanitizers and its residual effects against different pathogens. In consideration for the Additional Investment, the Company has agreed to issue an additional 3,277 units at a purchase price of $7.63, which units shall contain the same composition of securities as described in the aforementioned description of the September 2020 SPA.

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

As of December 31, 2022, our cash and cash equivalents were $5,700,709. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations until at least December 2024. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

On July 25, 2021, our Board of Directors approved the dismissal of Halperin Ilanit CPA, or Halperin, as its independent registered accounting firm, effective as of the same date, and appointed Somekh Chaikin, member firm of KPMG International, as our new independent registered public accounting firm for the fiscal year ended December 31, 2021, effective as of the same date. There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years.

item 9a. controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the consolidated financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to the Company’s status as an emerging growth company, as defined in Rule 12b-2 of the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

The following table sets forth information regarding our executive officers, key employees and directors as of the date hereof:

Directors and Executive Officers

Name	Age	Position

Amitay Weiss (1) (6)	71	Chairman of the Board of Directors

David Palach	57	Chief Executive Officer

Dan Sztybel	46	Chief Executive Officer of Save Foods Ltd.

Lital Barda	36	Chief Financial Officer

Ronen Rosenbloom (1) (2) (3) (4) (5)	51	Director

Israel Berenshtein (1) (2) (4) (5)	51	Director

Eliahou Arbib (1) (2) (3) (4) (7)	56	Director

Udi Kalifi (1) (3) (7)	44	Director

(1)	Independent Director

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of Class I with a term ending at the 2025 annual meeting of stockholders.

(6)	Member of Class II with a term ending at the 2023 annual meeting of stockholders.

(7)	Member of Class III with a term ending at 2024 annual meeting of stockholders.

Amitay Weiss, Director

Mr. Weiss has served as a member of our board of directors since August 2020 and as our chairman of the board of directors since May 24, 2021. Mr. Weiss also serves as a director in other public companies, including but not limited to Gix Internet Ltd., Arazim Investments Ltd., Maris-Tech Ltd. and Upsellon Brands Holdings Ltd. Mr Weiss also serves as Chairman of the Board for Automax Motors Ltd., Clearmind Medicine Inc., SciSparc Ltd. and Internet Golden Lines Ltd. amongst others. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and serves as its chief executive officer. Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B from the Ono Academic College.

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

Lital Barda, Chief Financial Officer

Lital Barda has served as our chief financial officer since April 2022. In addition to her role as chief financial officer, Ms. Barda currently serves as an accountant and financial controller for Shlomo Zakai, CPA, a position she has held since November 2017, and provided a wide range of accounting and controlling services for publicly traded and private companies, including for the Company. Ms. Barda holds a B.A. in accounting from the Ono Academic College in Kiryat Ono, Israel. Ms. Barda is also a certified public accountant in Israel.

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

Israel Berenshtein, Director

Mr. Berenshtein has served as a member of our board of directors since August 2020. Mr. Berenshtein has also served on the board of directors of Chrion Refineries Ltd. (TASE: CHR) since May 2019 and recently started working as a lawyer in Ben Yakov, Shvimer, Dolv - Law Office. He previously served in the legal department of Sonol Israel Ltd. since April 2010 to December 2020. Before that, Mr. Berenshtein worked as a commercial lawyer and litigator for a leading Israeli law firm from July 2000 to April 2010. Mr. Berenshtein earned an LL.B. in law and an M.A. in political science from Bar Ilan University, Israel. Mr. Berenshtein was admitted to the Israel Bar Association in 2000.

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

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

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

Delinquent Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 4 filed by Udi Kalifi, a member of our Board of Directors, was filed late.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2022 Annual Meeting of Stockholders, filed with the SEC on July 18, 2022.

item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and 2021.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
David Palach	2022	134,844	-	-	-	-	134,844
Chief Executive Officer (1)	2021	164,017	-	-	-	-	164,017

Dan Sztybel	2022	221,114	15,000	-	7,771	-	243,885
Former co-Chief Executive Officer, Chief Executive Officer of Save Foods Ltd. (2)	2021	289,087	65,000	-	73,974	-	428,061

Neta Matis	2022	202,366	15,000	-	6,047	-	223,413
Chief Operating Officer of Save Foods Ltd.(3)	2021	250,570	55,000	-	44,962	-	350,532

Lital Barda	2022	-	-	-	-	-	-
Chief Financial Officer(4)	2021	-	-	-	-	-	-

Shlomo Zakai	2022	178,948	25,000	-	-	-	203,948
Former Chief Financial Officer (5)	2021	210,470	30,000	-	3,049	-	243,519

(1)	Mr. Palach was appointed as the Company’s co-Chief Executive Officer on November 5, 2020, and as the Company’s Chief Executive Officer of the Company on January 11, 2021, upon the resignation of Mr. Sztybel.

(2)	Mr. Sztybel resigned from his position as co-Chief Executive Officer of the Company, effective January 11, 2021, and thereafter continued serving as the Chief Executive Officer of Save Foods Ltd.

(3)	On January 19, 2023, the Company notified Ms. Matis of her termination of employment as Chief Operating Officer and Head of Science of Save Foods Ltd., effective April 19, 2023.

(4)	Ms. Barda’s compensation is paid by Shlomo Zakai, CPA, for services she renders to the Company. The compensation of $72,500 is included within the $203,948 amount paid by the Company to Shlomo Zakai for said services. The terms of Ms. Barda’s compensation were previously disclosed in a Form 8-K as filed with the SEC on April 18, 2022.

(5)	Mr. Zakai resigned from his position as Chief Financial Officer of the Company, effective May 18, 2021, and thereafter continued serving as a financial controller of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2022:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
David Palach	-	-	-	-	-	-
Chief Executive Officer	-	-	-	-	-	-

Dan Sztybel	14,286	-	3.15	1/3/2029	-	-
Former co-Chief Executive Officer, Chief Executive Officer of Save Foods Ltd.	28,572	-	3.15	4/2/2029
	28,572	-	3.78	7/1/2030

Lital Barda	-	-	-	-	-	-
Chief Financial Officer	-	-	-	-	-	-

Neta Matis	7,143	-	3.15	1/3/2029	-	-
Chief Operating Officer of Save Foods Ltd.	7,143	-	3.15	10/31/2029
	21,143	-	3.15	6/23/2030

Shlomo Zakai	9,524	-	3.15	1/3/2029	-	-
Former Chief Financial Officer	-	-	-	-	-	-

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

On August 29, 2022, the monthly fee of Mr. Palach was reduced to $6,000.

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

Employment Agreement with Lital Barda

On April 18, 2022, we entered into an consulting agreement with our Chief Financial Officer, Ms. Lital Barda In accordance with the terms of Ms. Barda’s agreement, she is entitled to a monthly base salary of NIS 25,000, and a grant of options to purchase such number of shares of the Company’s common stock, par value $0.0001 per share, as shall be agreed upon between Ms. Barda and the Board on a future date, and which shall be in accordance with the terms of the 2022 Plan.

Director Compensation

Summary Compensation Table

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Amitay Weiss	116,300	-	-	116,300
Eliahou Arbib	36,653	-	-	36,653
Udi Kalifi	36,653	-	-	36,653
Israel Berenshtein	36,653	-	-	36,653
Ronen Rosenbloom	36,653	-	-	36,653

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of March 22, 2023 of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and officers as a group, and (iv) each person (or group of affiliated persons) known to us who owns more than 5% of our outstanding Common Stock.

The beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. For purposes of the table below, we deem shares of Common Stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 22, 2023, if any, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of shares of Common Stock beneficially owned is based on 4,658,726 shares of Common Stock outstanding as of March 22, 2023.

Unless otherwise indicated below, the address for each beneficial owner listed in the table below is c/o Save Foods, Inc., HaPardes 134 (Meshek Sander), Neve Yarak, Israel.

Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)
5% or more shareholders:
Directors and named executive officers who are not 5% holders:
Amitay Weiss(*)	-	**	%
Eliahou Arbib(*)	-	**	%
Udi Kalifi(*)	27,692	**	%
Israel Berenshtein(*)	-	**	%
Ronen Rosenbloom(*)	-	**	%
Dan Sztybel(2)	74,605	1.58%
David Palach	-	**	%
Lital Barda	-	**	%
All directors and named executive officers as a group (8 persons)	102,297	2.2%

*	Indicates director of the Company.
**	Indicates beneficial ownership of less than 1% of total Common Stock outstanding.

(1)	The percentages shown are based on 4,658,726 Common Stock issued and outstanding as of the date of March 22, 2023.
(2)	Consists of (i) 3,175 shares of Common Stock and (ii) options to purchase 71,430 shares of Common Stock, which are currently exercisable or will become exercisable within 60 days of March 22, 2023.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, of this Annual Report on Form 10-K.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following is a description of transactions since January 1, 2020, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Employment Agreements

Certain of our executive officers have employment and service agreements with us. We have entered into written employment and service agreement with each of our executive officers. Such employment and service agreement will contain customary provisions and representations, including confidentiality, non-competition, non-solicitation and inventions assignment undertakings by the executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law. See “Management-Employment Agreements with Executive Officers” and “- Service Contracts with Non-Executive Directors.”

Indemnification Agreements

We entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. For further information, see “Executive and Director Compensation-Limitations of Liability and Indemnification.”

Stock Options

Since our inception, we have granted options to purchase shares of our Common Stock to our officers and certain of our directors. Such option agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions. We describe our option plans under “Executive and Director Compensation-Equity Incentive Plan.” If the relationship between us and an executive officer or a director is terminated, except for cause (as defined in the various option plan agreements), options that are vested will generally remain exercisable for three months after such termination.

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

Item 14. Principal accounting fees and services

Independent Public Accounting Firm

On July 25, 2021, the Company’s board of directors appointed Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv Israel, as its independent registered public accounting firm for the fiscal year ended December 31, 2021. Halperin Ilanit CPA served as the Company’s independent public accounting firm since 2018.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by (i) Halperin Ilanit CPA, an independent registered public accounting firm, for the period ended July 25, 2021, and (ii) Somekh Chaikin, a member firm of KPMG International, has served as our independent registered public accounting firm for fiscal year ended December 31, 2021 and the year ended December 31, 2022.

Services	2022	2021
Audit fees	$197,000	$172,500	(1)
Audit related fees	600	-
Tax fees	36,000	18,069
All other fees	-	-
Total fees	$233,600	$190,569

(1)	Audit Fees consists of $27,500 in connection with the services rendered by Halperin Ilanit CPA, and $145,000 in connection with the services rendered by Somekh Chaikin, member firm of KPMG International.

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective as of June 12, 2019 (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on December 11, 2019)
3.1.3	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., effective as of November 24, 2020 (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
3.1.4	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., dated February 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2021)
3.1.5	Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of March 16, 2021 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-3 filed with the SEC on July 15, 2022).
3.2.1	Amended and Restated Bylaws of Save Foods, Inc. (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2022).
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.2+	Services Agreement, dated October 10, 2018, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.4 our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.3+	Services Agreement, dated January 15, 2019, by and between Pimi Agro Cleantech Ltd. and NSNC Consulting Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.4+	Addendum No. 1 to Services Agreement, dated March 28, 2019, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.5	Non-Exclusive Commission Agreement, dated September 22, 2020, by and among Save Foods, Inc. and Earthbound Technologies, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.6	Distribution Agreement, dated September 22, 2020, by and among Save Foods Ltd. and Safe-Pack Products Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.7	Securities Purchase Agreement, dated September 23, 2020, by and among Save Foods, Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.8+	Consulting Agreement, dated November 6, 2020, by and between Save Foods, Inc. and S.T. Sporting (1996) Ltd. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.9	Underwriting Agreement, between ThinkEquity LLC, a division of Fordham Financial Management, Inc., as representative of the several underwriters, and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.11+	The Save Foods, Inc. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 30, 2022)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVE FOODS, INC.

By:	/s/ David Palach
Name:	David Palach
Title:	Chief Executive Officer
Date:	March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Palach	Chief Executive Officer	March 27, 2023
David Palach	(Principal Executive Officer)

/s/ Lital Barda	Chief Financial Officer	March 27, 2023
Lital Barda	(Principal Financial Officer)

/s/ Amitay Weiss	Chairman of the Board	March 27, 2023
Amitay Weiss

/s/ Ronen Rosenbloom	Director	March 27, 2023
Ronen Rosenbloom

/s/ Israel Berenshtein	Director	March 27, 2023
Israel Berenshtein

/s/ Udi Kalifi	Director	March 27, 2023
Udi Kalifi

/s/ Eliahou Arbib	Director	March 27, 2023
Eliahou Arbib

SAVE FOODS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

Save Foods, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAVE FOODS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Save Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Save Foods, Inc. and its subsidiary (hereinafter – “the Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two- year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Somekh Chaikin

Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2021.

Tel Aviv, Israel

March 27, 2023

SAVE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	5,700,709	6,750,938
Restricted cash (Note 2D)	50,062	56,674
Accounts receivable, net	192,597	172,630
Inventories	81,706	22,603
Other current assets (Note 3)	247,370	226,252
Total Current assets	6,272,444	7,229,097

Right-of-use asset arising from operating leases (Note 7)	121,855	129,613

Property and equipment, net (Note 4)	97,914	100,944

Funds in respect of employee rights upon retirement	-	137,625
Total assets	6,492,213	7,597,279

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term loan from banking institutions	-	8,390
Accounts payable	419,814	539,360
Other liabilities (Note 5)	295,035	383,554
Total current liabilities	714,849	931,304

Operating lease liabilities (Note 7)	40,023	87,287

Liability for employee rights upon retirement	-	166,077

Total liabilities	754,872	1,184,668

Shareholders’ Equity (Note 8)
Common stocks of $ 0.0001 par value each (“Common Stocks”): 495,000,000 shares authorized as of December 31, 2022 and 2021; issued and outstanding 4,614,726 and 2,806,536 shares as of December 31, 2022 and 2021, respectively.	462	281
Preferred stocks of $ 0.0001 par value (“Preferred stocks”): 5,000,000 shares authorized as of December 31, 2022 and 2021; issued and outstanding 0 shares as of December 31, 2022 and 2021.	-	-
Additional paid-in capital	28,710,019	23,607,503
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(22,837,827)	(17,098,227)
	5,846,379	6,483,282
Non-controlling interest	(109,038)	(70,671)
Total Shareholders’ equity	5,737,341	6,412,611
Total liabilities and Shareholders’ equity	6,492,213	7,597,279

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended December 31
	2022	2021

Revenues from sales of products	394,004	438,141
Cost of sales (Note 11)	(158,313)	(135,943)
Gross profit	235,691	302,198
Research and development expenses (Note 12)	(770,826)	(538,684)
Selling and marketing expenses	(567,598)	(200,299)
General and administrative expenses (Note 13)	(4,716,909)	(4,266,854)
Operating loss	(5,819,642)	(4,703,639)
Financing income (expenses), net (Note 14)	39,801	(161,737)
Comprehensive loss	(5,779,841)	(4,865,376)
Less: Net loss attributable to non-controlling interests	40,241	44,796
Net loss attributable to the Company’s shareholders	(5,739,600)	(4,820,580)

Loss per share (basic and diluted) (Note 16)	(1.64)	(2.06)
Basic and diluted weighted average number of shares of common stock outstanding (Note 16)	3,498,273	2,343,088

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s Shareholders’ equity (deficit)	Non-controlling interest	Total Shareholders’ equity (deficit)

BALANCE AT JANUARY 1, 2021	1,606,765	161	11,867,585	(26,275)	(12,277,647)	(436,176)	(29,277)	(465,453)
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2021:
Issuance of shares, net of issuance costs of $1,542,138	1,090,909	109	10,457,753	-	-	10,457,862	-	10,457,862
Conversion of convertible loans	66,877	7	648,403	-	-	648,410	-	648,410
Share based compensation to employees and directors	-	-	219,814	-	-	219,814	3,402	223,216
Issuance of shares to services providers	41,985	4	413,948	-	-	413,952	-	413,952
Comprehensive loss for the year	-	-	-	-	(4,820,580)	(4,820,580)	(44,796)	(4,865,376)
BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Issuance of shares, net of issuance costs of $696,670	1,600,000	160	4,103,170	-	-	4,103,330	-	4,103,330
Issuance of shares to employees and services providers	208,190	21	916,458	-	-	916,479	591	917,070
Share based compensation to employees and directors	-	-	82,888	-	-	82,888	1,283	84,171
Comprehensive loss for the year	-	-	-	-	(5,739,600)	(5,739,600)	(40,241)	(5,779,841)
BALANCE AT DECEMBER 31, 2022	4,614,726	462	28,710,019	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Year ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	$(5,779,841)	$(4,865,376)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	54,719	57,195
Decrease in liability for employee rights upon retirement, net	(28,452)	(6,819)
Issuance of shares to employees and services providers	856,064	450,730
Share based compensation to employees and directors	84,171	186,438
Expenses on convertible loans	-	116,462
Exchange rate differences on operating leases	(13,731)	-
Increase in accounts receivable, net	(19,967)	(24,689)
Increase in inventories	(59,103)	(6,247)
Decrease (increase) in other current assets	39,888	(200,673)
Increase (decrease) in accounts payable	(116,580)	337,680
Decrease in other liabilities	(112,083)	(158,008)
Decrease in operating lease expense	66,647	-
Change in operating lease liability	(68,858)	-
Net cash used in operating activities	(5,097,126)	(4,113,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51,689)	(67,749)
Net cash used in investing activities	(51,689)	(67,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans	-	274,000
Repayments of long-term loans from banking institutions	(8,390)	(7,875)
Repayments of right of use asset arising from operating leases	-	(38,971)
Proceeds from shares issued for cash, net of issuance costs	4,103,330	10,497,862
Net cash provided by financing activities	4,094,940	10,725,016
Effect of exchange rate changes on cash and cash equivalents	(2,966)	(1,643)

INCREASE (DECREASE) IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	(1,056,841)	6,542,317

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	6,807,612	265,295

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$5,750,771	$6,807,612

The accompanying notes are an integral part of the consolidated financial statements.

SAVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$231
Non-cash transactions:
Termination of lease agreement	-	51,358
Termination of lease liability	-	50,072
Conversion of convertible loans	-	648,410
Deferred issuance expenses	-	40,000
Initial recognition of operating lease right-of-use assets	47,280	201,467
Initial recognition of operating lease liability	47,280	201,467
Issuance of shares for future services	61,006	-

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

On August 15, 2022, the Company completed an underwritten public offering of 1,600,000 shares of its Common Stock at a price to the public of $3.00 per share. The gross proceeds to the Company from this offering were $4,800,000, before deducting underwriting discounts, commissions and other offering expenses, and excluding the exercise of the over-allotment option by the underwriter, which was not exercised in an amount totaling $696,670 resulting in net proceeds of $4,103,330 The Company granted the underwriter a 45-day option to purchase up to 240,000 additional shares of Common Stock of the Company to cover over-allotments at the public offering price, less the underwriting discounts and commissions. In addition, the Company issued to the underwriter as compensation, warrants to purchase up to 80,000 shares of Common Stock (5% of the aggregate number of shares of Common Stock sold in this offering). The underwriter’s warrants are exercisable at a per share exercise price equal to 125% of the public offering price per share in this offering ($3.75). The underwriter’s warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half year period commencing 180 days from the effective date of the registration statement.

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

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $22,837,827 as of December 31, 2022. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of the date of these financial statements, management is of the opinion that its existing cash will be sufficient to meet its obligations for a period which is longer than 12 months from the date of the approval of these consolidated financial statements.

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

  A. Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation.

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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

Restricted cash as of December 31, 2022 and 2021 include $50,062 and $56,674, respectively, collateral account for the Group’s corporate credit cards and a loan and is classified in current assets.

  E. Accounts receivables

The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. As of December 31, 2022, and 2021, an allowance for doubtful debts in the amount of $24,259 and $27,450, respectively, is reflected in net accounts receivable. The Group does not have any off-balance-sheet credit exposure related to its customers.

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

  G. Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2022 or 2021.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

  H. Income taxes

The Group accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial statement carrying amount and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Group accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of unrecognized tax benefits recorded in a Company’s financial statements. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold to be recognized. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to present interest and penalties relating to income taxes within income taxes; however the Company did not recognize such items in its fiscal years 2022 and 2021 financial statements and did not recognize any amount with respect to an unrecognized tax benefit in its balance sheets.

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

According to Section 14 to the Severance Pay Law (“Section 14”) the payment of monthly deposits by a company into recognized severance and pension funds or insurance policies releases it from any additional severance obligation to the employees that have entered into agreements with the company pursuant to such Section 14. Save Foods, Ltd. has entered into agreements with all of its employees in order to implement Section 14. Therefore, the payment of monthly deposits by Save Foods, Ltd. into recognized severance and pension funds or insurance policies releases it from any additional severance obligation to those employees that have entered into such agreements and therefore Save Foods, Ltd. incurs no additional liability since that date with respect to such employees. Amounts accumulated in the pension funds or insurance policies pursuant to Section 14 are not supervised or administrated by Save Foods, Ltd. and therefore neither such amounts nor the corresponding accrual are reflected in the balance sheet.

Severance expenses for the years ended December 31, 2022 and 2021, amounted to $32,270, and $22,507, respectively.

  J. Revenue recognition

The Group has revenue from customers. The Group recognizes revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Group expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.

The Company’s primary source of revenues is from sales of eco-friendly “green” products for the food industry. The Company does not act as an agent in any of its revenue arrangements. Contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract, although terms generally include a requirement of payment within a range of 30 to 90 days after the performance obligation has been satisfied. As a result, the contracts do not include a significant financing component. In addition, contracts typically do not contain variable consideration as the contracts include stated prices.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

  K. Research and development expenses

Research and development expenses are charged to comprehensive loss as incurred.

  L. Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Save Foods Ltd. is entitled to such grants (i.e. at the time that there is reasonable assurance that the Save Foods Ltd will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by Save Foods Ltd from inception through December 2022 and 2021, amounted to $155,765.

As of December 31, 2022, and 2021, the Group did not accrue for or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects. In addition, the Group does not anticipate future sales related to these grants.

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

  Q. Commitments and Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

  R. Leases   The Group determines if an arrangement is or contains a lease at contract inception.

The Group is a lessee in certain operating leases primarily for office space and vehicles. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Group’s right to use an underlying asset for the lease term and lease liabilities represent Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

  S. New Accounting Pronouncements

As of December 31, 2022, there are no recently issued accounting standards which are expected to have a material impact on the Group’s consolidated financial statements or disclosures.

  T. Change in classification

During the current year the Group separated the issuance of shares to employees and service providers and the share-based compensation to employees and directors within the operating section of the cash flows statement. In addition, the Group presented the change in liability for employee rights upon retirement on a net basis in the operating section of the cash flows statement.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2022	2021

Prepaid expenses and advances to vendors	223,238	173,835
Government Institutions	24,132	52,417
	247,370	226,252

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2022	2021

Computers	30,471	29,566
Furniture and office equipment	21,417	15,121
Machines	213,677	169,189
Vehicles	85,149	85,149
	350,714	299,025
Less - accumulated depreciation	(252,800)	(198,081)
Total property and equipment, net	97,914	100,944

For the years ended December 31, 2022 and 2021, depreciation expenses were $54,719 and $21,999 respectively, and additional property and equipment were purchased in an amount of $51,689 and $67,749 for the year ended December 31, 2022 and 2021, respectively.

NOTE 5 – OTHER LIABILITIES

	December 31,
	2022	2021

Employees and related institutions	96,516	199,008
Accrued expenses	132,208	141,799
Operating lease liabilities	66,311	42,747
	295,035	383,554

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 6 – COMMITMENT AND CONTINGENT LIABILITIES

A.	Save Foods Ltd. is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Save Foods Ltd. was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2022 and 2021, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $ 155,765, not including interest.

B.	On September 22, 2020, the Company entered into a non-exclusive Commission Agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT will introduce the Company to potential clients, pre-approved by the Company (“Introduced Parties”) and will assist the Company in finalizing commercial agreements with the Introduced Parties. In consideration for its services, the Company agreed to pay EBT 12.5% of the net revenues generated from Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000,000, provided that the compensation shall not exceed 25% of the Company’s gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from Introduces Parties were to exceed $500,000, and subject to the approval of the Board, the Company was to issue to EBT 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. In the event that certain additional events detailed in the agreement were to occur, the Company will also issue to EBT, subject to the approval of the Board, an additional 7,143 options to purchase 7,143 shares of Common Stock at an exercise price of $8.4 per share. Such additional events have not occurred as of balance sheet date.

C.	On June 1, 2021 the Company terminated its October 10, 2018, consulting agreements with two of its consultants and signed new consulting agreements with the parties. According to the agreements, the consultants shall provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreement shall be effective until terminated by each of the parties by giving a 30 days prior notice. Based on the agreements the Company would pay each a monthly fee of $13,000, and $2,000 as monthly reimbursement of expenses. In addition, the Company agreed to grant the consultants with signing bonuses in the amounts of $150,000 and $250,000 net of the outstanding debt of the Company to the consultants based on their October 10, 2018 agreements in the amount of $33,000 each. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the consultants. In addition, each consultant shall be entitled to a special bonus upon business opportunities or upon other events he assisted with (“Consultant Engagements”), authorized by the CEO or the Chairman of the Board. The special bonus shall not exceed two times each consultant monthly fee. As of the date of the financial statements no bonus was recorded as no such Consultant Engagements were executed.

D.	On August 18, 2021 and on October 5, 2021, the Company signed consulting agreements with two of its consultants according to which the consultants will serve as members of the scientific advisory board of the Company and shall provide the Company with ongoing business consulting services. Based on the agreements, the Company will pay the consultants an hourly fee of NIS 500 (approximately $155) with maximum of 15 hour per months, each, unless agreed upon otherwise. The consultants will also be issued, subject to the approval of the Board of Directors of the Company, such number of shares of restricted common stock of the Company as is customarily issued to other directors of the Company. The agreement shall be in effect unless terminated by either one on the parties at any time upon 60 days prior notice. The terms of the grant have not yet been determined.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 7 – LEASES

A.	The components of operating lease cost for the year ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

Operating lease costs	80,501	38,971
Short-term lease cost	-	4,378
Total operating lease cost	80,501	43,349

B.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	62,679	38,971
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	47,280	201,467

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2022	2021

Operating leases:
Operating leases right-of-use asset	121,855	129,613

Current operating lease liabilities	66,311	42,747
Non-current operating lease liabilities	40,023	87,287
Total operating lease liabilities	106,334	130,034

Weighted average remaining lease term (years)	1.78	2.9

Weighted average discount rate	4%	4%

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 7 – LEASES (continue)

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

2022

2023	66,311
2024	43,303
Total operating lease payments	109,614
Less: imputed interest	(3,280)
Present value of lease liabilities	106,334

NOTE 7 – LEASES (continue)

In July 2021, Save Foods, Ltd signed a lease agreement for an office space in Tel Aviv, Israel for a period of 2 years with monthly payments of $2,900 and an option to extend the agreement for an additional 3 years with monthly payments of $3,000. During December 2021, Save Foods, Ltd. and the lessor mutually agreed that the lease agreement would be terminated on December 31, 2021.

In September 2021, the Company signed an additional lease agreement for an office and operational space in Neve Yarak, lsrael for a period of 1 year with monthly payments of $2,000 and an option to extend the agreement for an additional 2 years with monthly payment of $2,800 in the first option period and $3,000 in the second option period. The Company exercised its option to extend the lease agreement for an additional year.

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

On December 15, 2021, the Company entered into a lease agreement for office space in Miami (hereinafter - the “Miami Lease”). The Miami Lease is for a period of 1 year with monthly payments of $600 and an option to extend the agreement for an additional 1 year with monthly payments of $630. A lease right-of-use asset and a related liability in the amount of $14,633 have been recognized in the balance sheet in respect of this lease. The Company exercised its option to extend the lease agreement for an additional year.

In January 2022, the Company signed a car rental lease agreement for a period of 3 years with monthly payments of $1,300. A lease right-of-use asset and a related liability in the amount of $47,280 have been recognized in the balance sheet in respect of this lease.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 8 – SHAREHOLDERS’ EQUITY

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

Transactions:

1.	On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of Common Stock of the Company at a price to the public of $11.00 per share – see note 1 above.

2.	On May 15, 2021, the Company signed a consulting agreement with a third party according to which the consultant will provide the Company with investor relations services for a period of 12 months following the commencement date. As consideration for the agreement the Company will pay the consultant an annual fee of $40,000 and shall issue the consultant 12,000 shares of Common Stock of the Company. On June 20, 2021, the Company issued 12,000 shares of Common Stock of the Company to the consultant. The Company determined the value of the shares issue at $126,600 which was recorded as share based compensation expenses during the ended December 31, 2021.

3.	On July 1, 2021, the Company and a consultant signed an Addendum to the October 20, 2020 Service Agreement (the “Original Agreement”) according to which the Company agreed to pay the consultant $15,000 for digital communication services as per the Original Agreement and to issue the consultant 14,285 shares of Common Stock of the Company. The Company determined the value of the shares issued at $127,622. In addition, the Company agreed to continue the Original Agreement for an additional six months for a monthly fee of $10,000.

4.	On August 5, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with strategic consulting and coordination of digital marketing campaigns for a period of 6 months commencing September 1, 2021. As consideration for the agreement the Company will pay the consultant a total fee of $301,000 and shall issue the consultant 12,000 shares of Common Stock of the Company. By November 3, 2021, the Company issued the Consultant 6,000 shares on account of the above agreement. The Company determined the value of the shares issued at $53,856. On November 5, 2021, the Company and the consultant mutually agreed to terminate the consulting agreement.

5.	On June 15, 2021, the Company signed consulting agreement with a third party according to which the Consultant will provide the Company with public relations services. Based on the agreement, the Company will pay the consultant a monthly fee of $3,500 and shall issue the consultant 200 shares of Common Stock of the Company on the final day of each month following the commencement date of the agreement. On November 3, 2021 the Company issued to consultants 700 shares of the Company’s common stock based on their June 15, 2021 consulting agreement. The Company determined the value of the shares issued at $5,747. On May 2, 2022, the Company issued the consultants 600 shares under the 2021 consulting agreement which ended on December 31, 2021. The Company determined the value of the shares issued at $4,926.

6.	On October 1, 2021, the Company signed a consulting agreement with a consultant for a period of 18 months, according to which the consultant will provide the Company with consulting services related to international business development activities. Based on the agreement, the Company will issue the consultant 9,000 shares of common stock of the Company upon execution of the agreement and six installments of 12,500 shares of common stock of the Company at each of following 90 days following the execution date. On November 3, 2021 the Company issued to consultant 9,000 shares of the Company’s common stock. The Company determined the value of the shares issued at $61,200. On January 27, 2022, and on May 2, 2022, the Company issued an aggregate of 25,000 shares under its October 1, 2021 consulting agreement. On June 8, 2022 the Company decided to terminate the consulting agreement. During the years ended December 31, 2022 and 2021, the Company recorded share based compensation expenses of $136,000 and $95,200, respectively, in respect of the above agreement.

7.	On January 31, 2022, following the Board of Directors of Save Foods Ltd.’s appointment of Mr. Joachim Fuchs as the Chairman of the Board of Directors of Save Foods Ltd, the Board of Directors of the Company (the “Board”) approved the nomination and his consulting agreement. Based on the consulting agreement, Mr. Joachim Fuchs is entitled to a monthly fee of NIS 5,000 (approximately $1,600) and subject to the approval of the Board, 9,000 shares of Common Stock and, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 42,098 shares which represented 1.5% of the Company’s’ outstanding capital stock as of the date of the agreement of which (1) 0.5% of such options shall have an exercise price of $1 and shall vest in 4 equal installments during the 12 month period commencing on the Effective Date (January 1, 2022), (2) 0.5% of such options shall have an exercise price of $1.25 and shall vest in 4 equal installments during the 12 month period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options shall have an exercise price of $1.5 and shall vest in 4 equal installments during the 12 month period following the 24 month anniversary of the Effective Date. The Company determined the fair value of the options at $90,665 . On March 24, 2022, the Company issued to Mr. Joachim Fuchs 9,000 shares of common stock. The Company determined the value of the shares at $38,790 based on the share price at the agreement date.

8.	On August 29, 2022, the Board of Directors approved an increase in Mr. Joachim Fuchs monthly fee to $5,000 and in addition, a one time issuance of 3,000 shares of Common Stock. Such shares were issued on September 7, 2022. The Company determined the value of the shares at $8,610 based on the share price at the resolution date.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 8 – SHAREHOLDERS’ EQUITY (continue)

9.	On March 10, 2022, the Company entered into an Investor Relations Agreement (the “March IR Agreement”) with a consultant for a period of 12 months. According to the Agreement, the Company will pay the consultant for his services a monthly fee of $11,000 and in addition, 14,000 shares of Common Stock of the Company upon execution of the March IR Agreement. The shares were issued on March 10, 2022. The Company determined the value of the shares at $103,600. During the year ended December 31, 2022, the Company recorded share based compensation expenses of $84,015 and the remaining amount was recorded as prepaid expenses under other current assets.

On June 27, 2022 the Company and the consultant, signed an amendment to the March IR Agreement, according to which the monthly cash payment would be $5,500.

10.	On April 1, 2022, the Company entered into an Investor Relations Agreement (the “April IR Agreement”) with a consultant for a period of 90 days. According to the April IR Agreement, the Company will pay the consultant for his services a monthly fee of $15,000 and in addition, 12,000 shares of Common Stock of the Company upon execution of the agreement. The shares were issued on May 2, 2022. The Company estimated the value of the shares issued at $66,000 based on the share price on the agreement date.

In addition, the Company will issue warrants (the “April Warrant”) to purchase 60,000 shares of Common Stock (see note 10(2) below).

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

In addition, per the April IR Amendment, the Company will issue warrants to purchase 40,000 shares of Common Stock (see note 10(2) below).

On August 29, 2022, the Board approved a one-time bonus of $100,000 to the consultant.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 8 – SHAREHOLDERS’ EQUITY (continue)

11.	On May 18, 2022, the Company issued 9,000 shares of Common Stock to the consultant, pursuant to a May 11, 2022 Board resolution. The shares were estimated at $39,420 based on the share price of the resolution date.

12.	On January 9, 2022 the Company entered into a Strategic consulting and Corporate Digital Marketing Agreement (the “Consulting Agreement”) with a consultant for a period of 12 months. According to the Consulting Agreement, the Company agreed to pay the consultant for his services a monthly fee of $4,250. On June 13, 2022, the Company and the consultant entered into an amendment to the Consulting Agreement according to which, effective as of July 1, 2022, and for the remaining period of the Consulting Agreement, the Company shall issue the consultant (a) 6,000 shares of Common Stock, and (b) Common Stock representing $19,125, which amount shall be calculated based on the average closing bid price of the Company’s Common Stock during the 10 trading days period prior to October 10, 2022, provided however, that the number of shares to be issued shall not be less than 6,000 shares of Common Stock.

On July 11, 2022, the Company issued the consultant 6,000 shares of Common Stock. The Company determined the value of the shares at $17,220 based on the share price of the date of the Consulting Agreement, of which $16,852 was recorded as share based compensation expenses and the remaining portion was classified as prepaid expenses in other current assets.

Additionally, on August 29, 2022, the Board approved a one-time bonus of $7,500 and 7,500 shares of Common Stock of the Company, to the consultant. The shares were issued on September 7, 2022. The Company determined the value of the shares at $21,525 based on the share price of the date of the Consulting Agreement.

On October 11, 2022, the Company issued the consultant 10,090 shares of Common Stock, the Company recorded share based compensation expenses of $19,125 in respect of the agreement.

13.	On August 15, 2022, the Company issued 1,600,000 shares of Common Stock in conjunction with its underwritten public offering as detailed in Note 1.

14.	On September 6, 2022 the Company entered into a Services Agreement (the “Services Agreement”) with a consultant. According to the Services Agreement, the consultant would provide the Company with strategic advisory services for a period of six months. The Company agreed to pay the consultant for his services $275,000, of which $195,355 was recorded as investor relations expenses and the remaining was classified as prepaid expenses in other current assets. In addition, the Company issued to the consultant 50,000 shares of Common Stock. The Company determined the value of the shares at $141,750 based on the share price of the date of the Services Agreement, of which $100,697 was recorded as share based compensation expenses and the remaining was classified as prepaid expenses in other current assets.

15.	On October 26, 2022, the Board approved the issuance of 50,000 shares of Common Stock to a consultant pursuant to his investor relations consulting agreement and in addition, quarterly issuances of 9,000 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024. On November 16, 2022 the Company issued 50,000 shares of Common Stock. The Company determined the value of the shares at $99,500 based on the share price of the date of the board resolution.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 9 – STOCK OPTIONS

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

On June 23, 2020, the Company granted 21,143 options to purchase its Common Stock under the 2018 Equity Incentive Plan. The options shall vest quarterly over two years commencing June 23, 2020, whereby 12.50% of the shares covered by the options will vest on the three month anniversary of June 23, 2020, and 12.50% of the shares covered by the options will vest at the end of each subsequent three month period thereafter over the course of the subsequent 21 months.

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

In addition, on July 1, 2020, the Board approved an increase to the share option pool under the 2018 Equity Incentive Plan by 99,466 shares of Common Stock, such that after the increase the total number of shares of Common Stock issuable under the 2018 Equity Incentive Plan is 289,943 shares of Common Stock.

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

On August 29, 2022, following the annual meeting of Company’s stockholders, the Company adopted the 2022 Share Incentive Plan (the “2022 Share Incentive Plan”), pursuant to which the Company’s Board of Directors is authorized to grant up to 1,000,000 options, exercisable into 1,000,000 shares of Common Stock (or such other number as the board may determine from time to time). The purpose of the 2022 Share Incentive Plan is (1) to afford an incentive to service providers of the Company or any affiliate of the Company, which now exists or is hereafter is organized or acquired by the Company or its affiliates, to continue as service providers, (2) to increase their efforts on behalf of the Company or its affiliates and (3) to promote the success of the Company’s business, by providing such service providers with opportunities to acquire a proprietary interest in the Company through the issuance of shares or restricted shares of Common Stock, and by the grant of options to purchase shares, restricted share units and other share-based awards.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 9 – STOCK OPTIONS (continue)

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	206,862	3.37
Granted	-	-
Exercised	-	-
Forfeited	(2,381)	3.15
Expired	(11,905)	3.15
Outstanding at January 1, 2022	192,576	3.38
Granted	42,098	1.25
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2022	234,674	3.00
Number of options exercisable at December 31, 2022	206,609	3.22

The aggregate intrinsic value of the awards outstanding as of December 31, 2022 and 2021 is $0 and $120,614, respectively. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 0.76 and $4.01 as of December 31, 2022 and 2021, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The fair value of options granted during 2022 was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2022
Dividend yield	0
Expected volatility (%) (*)	55.37-64.89%
Risk-free interest rate (%) (**)	3.46-3.48%
Expected term of options (years) (***)	5.31-6.31
Exercise price (US dollars)	1-1.5
Share price (US dollars)	2.87
Fair value (US dollars)	2.1-2.2

(*)	Due to the low trading volume of the Company’s Common Stock and lack of historical information, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company (agricultural chemical industry).

(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.

(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

The total fair value estimation of the non-cash compensation of the 2022 grant was approximately $90,665. Expenses incurred in respect of stock-based compensation for employees and directors, for the year ended December 31, 2022 and 2021 were $84,171 and $223,216, respectively. The Group did not recognize an income tax benefit related to stock-based compensation as it’s not recognized for tax purposes in Israel and a full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2022, there are 91,016 options available for future grants under the 2018 Equity Incentive Plan and 957,902 options available for future grants under the 2022 Share Incentive Plan

NOTE 10 – WARRANTS

1.	On February 1, 2022, the Company entered into a letter agreement (the “Letter Agreement”) with a consultant according to which the consultant will provide the Company with public relations, branding and other services as detailed in the Letter Agreement. As consideration for the services, the Company will issue the consultant, a warrant to purchase up to an aggregate of 77,400 shares of Common Stock, at an exercise price of $0.05 per share (the “February 2022 Warrant”). The February 2022 Warrant will be issuable in five equal installments, 15,480 warrant shares upon the later of the signing of the Letter Agreement or the approval of the Letter Agreement by the Board, and four additional quarterly installments ending in February 2023.

The fair value of the February 2022 Warrant was determined based on the Company’s share price as of the date of the Letter Agreement using the Black-Scholes pricing model, assuming a risk-free rate of 1.35%, a volatility factor of 52.14%, dividend yields of 0% and an expected life of 0.75 years and was calculated at $332,859.

On July 28, 2022, the Company and the consultant entered into an amendment to the Letter Agreement according to which the consultant shall be entitled to 30,960 February 2022 Warrants already vested and issued under the Letter Agreement and no further February 2022 Warrant shall be issued or issuable. The consultant shall be entitled to a per hour fee with a minimum aggregate compensation amounting to $30,600 for the six month period commencing on August 1, 2022.

During the year ended December 31, 2022, the Company recorded $138,692 as share based compensation expenses in respect of the February 2022 Warrant.

2.	On April 1, 2022, the Company entered into April IR Agreement with a consultant for a period of 90 days (see note 8(10) above). According to the April IR Agreement, the Company will issue the April Warrant to purchase 60,000 shares of Common Stock, of which (a) 20,000 warrants shall vest after 12 months with an exercise price of $8, (b) 20,000 warrants shall vest upon the laps of 18 months with an exercise price of $9.50, and (c) 20,000 warrants shall vest after 24 months with an exercise price of $11. The fair value of the April Warrant was determined based on the Company’s share price as of the date of the April IR Agreement using the Black-Scholes pricing model, assuming a risk-free rate between 1.72% to 2.44%, a volatility factor between 52.14% to 63.36%, dividend yields of 0% and an expected life between 1 to 2 years and was calculated at $40,350.

On June 26, 2022, the Company entered into April IR Amendment (see note 8(10) above), according to which the Company shall engage the consultant for additional period of 90 days commencing on July 1, 2022. According to the April IR Amendment, the Company will issue warrants to purchase 40,000 shares of Common Stock, of which (a) 20,000 warrants shall vest after 6 months with an exercise price of $4.50, (b) 20,000 warrants shall vest after 12 months with an exercise price of $6. The fair value of the warrants was determined based on the Company’s share price as of the April IR Amendment Date using the Black-Scholes pricing model, assuming a risk-free rate between 2.52% to 2.79%, a volatility factor between 52.12% to 56.48%, dividend yields of 0% and an expected life between 0.5 to 1 years and was calculated at $7,009.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 11 – COST OF SALES

	Year ended December 31
	2022	2021

Salaries and related expenses	32,583	100,558
Share based compensation	-	11,540
Materials	77,281	9,882
Vehicle maintenance	18,175	1,533
Travel expenses	4,115	7,641
Other expenses	26,159	4,789
	158,313	135,943

NOTE 12 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2022	2021

Salaries and related expenses	438,217	176,520
Share based compensation	3,024	19,235
Subcontractors	120,360	238,784
Depreciation	22,034	38,166
Travel expenses	229	3,836
Vehicle maintenance	30,887	15,253
Rent and asset management	35,556	4,925
Laboratory and field tests	89,717	20,025
Other expenses	30,802	21,940
	770,826	538,684

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 13 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2022	2021

Professional services	2,575,294	2,527,076
Salaries and related expenses	297,848	214,570
Share based compensation	934,188	598,699
Legal expenses	108,814	160,814
Insurance	473,650	473,985
Rent and office maintenance	50,361	21,069
Registration fees	233,350	233,395
Communications	1,432	822
Depreciation	8,114	20,040
Other expenses	33,858	16,384
	4,716,909	4,266,854

NOTE 14 – FINANCING INCOME (EXPENSES), NET

	Year ended December 31
	2022	2021

Interest and amortization expenses	33,741	(8,339)
Currency exchange differences	14,857	(9,667)
Changes in fair value of convertible loans	-	(107,518)
Bank charges and other finance expenses, net	(8,797)	(36,213)
	39,801	(161,737)

NOTE 15 – INCOME TAX

A.	The Company is subject to the U.S. federal income tax rate of 21% plus state income tax rates which vary from state to state.

Income of the Israeli company is taxable at enacted tax rate of 23%.

The Company and Save Foods Ltd. have not received final tax assessments since their inception although the tax reports of Save Foods Inc for the years through December 31, 2015 and of Save Foods Ltd for the years through December 31, 2017 are deemed to be final.

As of December 31, 2022, the Company and Save Foods Ltd. have estimated carry forward losses for tax purposes of approximately $6,034,551 and $13,528,454, respectively, of which $770,787 can be offset against taxable income generated until 2027 and $18,792,218 can be offset against future taxable income, if any.

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 15 – INCOME TAX (continue)

B.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the income tax rate applicable to the Company (federal tax rate) and the income tax expense reported in the financial statements:

	Year ended December 31
	2022	2021

Pretax loss	5,779,841	4,865,376
Federal tax rate	21%	21%
Income tax computed at the federal income tax rate	1,213,767	1,021,729
Non-deductible expenses	(1,506)	(12,999)
Share-based compensation	(19,359)	(138,270)
Differences in corporate income tax rates	52,813	58,764
Remeasurement of deferred taxes for foreign currency effects	(365,167)	-
Changes in valuation allowance	(880,548)	(929,224)
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes and for carryforwards. Significant components of the Company’s deferred assets and liabilities are as follows:

	Year ended December 31
	2022	2021

Composition of deferred tax assets:
Employees and related institutions	6,927	11,663
Operating loss carry-forwards	4,378,800	3,304,604
Operating lease liabilities	24,328	29,615
Share-based compensation	182,212
Others	241,325	-
Total deferred tax assets	4,833,592	3,345,882
Composition of deferred tax liabilities:
Right-of-use asset	(27,894)	(29,518)
Total deferred tax liabilities	(27,894)	(29,518)
Net deferred tax assets	4,805,698	3,316,364
Valuation allowance	(4,805,698)	(3,316,364)
	-	-

The net change during the year ended December 31, 2022 in the total valuation allowance amounted to $1,489,334

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 16 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per common stock for the years ended December 31, 2022 and 2021, are as follows:

	Year ended December 31
	2022	2021

	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to shareholders	3,498,273	2,343,088
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	234,674	192,576

(*)	The effect of the inclusion of option and convertible loans in 2022 and 2021 is anti-dilutive.

NOTE 17 – RELATED PARTIES

A. Transactions and balances with related parties

	Year ended December 31
	2022	2021

General and administrative expenses:
Directors compensation	419,057	230,943
Salaries and fees to officers	665,982	722,979
	(*) 1,085,039	(*) 953,922

(*) of which share based compensation	124,508	104,362

Research and development expenses:
Salaries and fees to officers	(*) 276,738	(*)309,168

(*) of which share based compensation	3,024	22,481

Cost of sales:
Salaries and fees to officers	-	(*)49,913

(*) of which share based compensation	-	13,489

Selling and marketing expenses:
Salaries and fees to officers	(*) 169,013	(*)89,299

(*) of which share based compensation	3,024	8,992

B.	Balances with related parties and officers:

Other accounts payables	103,497	113,845

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

C.	Other information:

1.	On November 5, 2020, the board of directors of the Company appointed Mr. David Palach, to serve as Chief Executive Officer of the Company, effective as of the same date. In connection with Mr. Palach’s appointment, the parties entered into a consulting agreement pursuant to which the Company and Mr. Palach agreed upon, inter alia, the following engagement terms: (a) a monthly fee of $8,000, and (b) a grant of options to purchase shares of the Company’s common stock, which amount shall be determined by the Board on a future date. On June 17, 2021 the Board of Directors of the Company approved an updated Compensation of its CEO, according to which the CEO shall be entitled to a monthly fee of $14,000 and reimbursement of expenses of $500 per month. In addition, the CEO shall receive a one-time grant of options to purchase shares of the Company representing 4.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined. On August 29, 2022, the monthly fee of Company’s Chief Executive Officer was reduced to $6,000.

2.	On June 23, 2021 the Board of Directors of the Company approved the compensation of its Chairman of the Board, according to which the Chairman of the Board shall be entitled to a monthly fee of $5,000 and reimbursement of expenses of $500 per month. In addition, the Chairman of the Board shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

On August 29, 2022, the Board approved, among other, an increase the monthly fee from $5,500 to $8,000 and a one-time bonus of $25,000.

3.	On June 23, 2021 the Board of Directors of the Company approved the compensation for each of members of the board, according to which, each member of the board shall be entitled to an annual fee of NIS 100,000 (approximately $30,500). In addition, each member of the board shall receive a one-time grant of options to purchase shares of the Company representing 0.25% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined. On August 29, 2022, the Board approved, an increase to the quarterly fee of each member of the Board from NIS 25,000 (approximately $7,575) to $10,575.

4.	On April 17, 2022, the Board resolved to appoint Ms. Lital Barda, the Company’s current financial controller, as the Company’s Chief Financial Officer, Treasurer and Secretary, which appointment was made effective on April 18, 2022. In connection with Ms. Barda’s appointment as the Company’s Chief Financial Officer, Treasurer and Secretary, the Board resolved to approve the following terms of compensation, effective immediately upon the effectiveness of Ms. Barda’s appointment: (a) a monthly base salary of NIS 25,000 and (b) a grant of options to purchase a number of shares of the Company’s Common Stock as shall be agreed upon between Ms. Barda and the Board on a future date, and which shall be in accordance with the terms of the Company’s approved equity incentive plan. On August 29, 2022, the Board approved, one time bonuses to each of the Chief Financial Officer and the financial controller in the total amount of $25,000.

NOTE 18 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A.	Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Year ended December 31
	2022	2021

United States	163,644	201,455
Mexico	154,425	221,025
Israel	29,998	15,661
Turkey	45,937	-
	394,004	438,141

SAVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

B.	Sales to single customers exceeding 10% of sales:

	Year ended December 31
	2022	2021

Customer A	163,644	201,455
Customer B	154,425	221,025
Customer C	45,937
	364,006	422,480

C.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of December 31, 2022 and 2021:

	Year ended December 31
	2022	2021

Israel	207,779	197,563
United States	11,990	32,994
	219,769	230,557

NOTE 19 – SUBSEQUENT EVENTS

1.	On January 20, 2023, the Company entered into consulting agreement with a consultant for a period of twelve months. According to the agreement, the Company will issue on a quarterly basis, subject to the approval of the board of directors of the company, (a) 25,000 restricted shares of the company’s common stock par value $0.0001 per share (the “Common Stock”) issued fully earned in connection with services rendered for the first quarter of 2023, and (b) 15,000 restricted shares of Common Stock issued fully earned in connection with services rendered for each subsequent quarter of 2023, such that, the consultant receive an aggregate of 70,000 restricted shares of Common Stock.

2.	On January 19, 2023 the Company terminated the employment of its Chief Operating Officer and Head of Science (“the COO”). The Company and the COO agreed that in addition to the termination benefits the COO is entitled to per her employment agreement, the COO’ shall be entitled to a termination bonus of NIS 60,000 (approximately $17,000) and the issuance of 7,000 shares of the Company.

3.	On January 26, 2023, the Company entered into Advisory Agreement with a consultant for a period of ninety days and after ninety days may be extended for any term mutually acceptable to the parties hereto. According to the agreement, the consultant shall serve as an advisor to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company shall pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under the Equity Purchase Agreement to be paid within five working days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee shall be 5%.

