Form 10-Q
period 2023-03-31
Save Foods, Inc.
filed 2023-05-15
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the registrant had 7,004,159 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

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

Save Foods, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our customers require that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	we need to raise additional capital or sell more of our products to continue as a going concern;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong sales cycle;

●	commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Israel, Spain, Italy, Chile, Colombia, Peru, and South Africa, which might take longer than expected;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our reliance on rapidly establishing global distributorship network in order to effectively market our products;

●	results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals;

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	our business and operations may be affected by climate change conditions, which could materially harm our financial results;

●	risks relating to portfolio concentration;

●	risks relating to international expansion of our business and operations;

●	the effect of COVID-19 on our business; and

●	information with respect to any other plans and strategies for our business.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 27, 2023) (“2022 Annual Report”) entitled “Risk Factors” as well as in our other public filings.

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

AS OF MARCH 31, 2023

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2023

IN U.S. DOLLARS

6

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	4,595,838	5,700,709
Restricted cash	48,762	50,062
Accounts receivable, net	282,292	192,597
Inventories	90,103	81,706
Other current assets	263,346	247,370
Total Current assets	5,280,341	6,272,444

Right-of-use asset arising from operating lease	105,707	121,855

Property and equipment, net	85,500	97,914

Total assets	5,471,548	6,492,213

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	398,524	419,814
Other liabilities	273,563	295,035
Total current liabilities	672,087	714,849
Operating lease liabilities	24,835	40,023

Total liabilities	696,922	754,872

Stockholders’ Equity
Common Stocks of $ 0.0001 par value each (“Common Stocks”): 495,000,000 shares authorized as of March 31, 2023 and December 31, 2022; issued and outstanding 4,658,726 and 4,614,726 shares as of March 31, 2023 and December 31, 2022, respectively.	466	462
Preferred stocks of $ 0.0001 par value (“Preferred stocks”): 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; issued and outstanding 0 shares as of March 31, 2023 and December 31, 2022.	-	-
Additional paid-in capital	29,468,648	28,710,019
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(24,551,505)	(22,837,827)
Total Company’s stockholders’ equity	4,891,334	5,846,379
Non-controlling interests	(116,708)	(109,038)
Total equity	4,774,626	5,737,341
Total liabilities and equity	5,471,548	6,492,213

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2023	2022

Revenues from sales of products	121,010	87,630
Cost of sales	(42,746)	(41,849)
Gross profit	78,264	45,781
Research and development expenses	(118,908)	(209,362)
Selling and marketing expenses	(69,146)	(178,136)
General and administrative expenses	(1,633,863)	(1,003,957)
Operating loss	(1,743,653)	(1,345,674)
Financing income, net	22,104	5,904
Net loss	(1,721,549)	(1,339,770)
Less: net loss attributable to non-controlling interests	7,871	10,020
Net loss attributable to the Company’s stockholders’ equity	(1,713,678)	(1,329,750)

Loss per share (basic and diluted)	(0.37)	(0.47)

Basic and diluted weighted average number of shares of Common Stock outstanding	4,668,304	2,819,253

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total equity

BALANCE AT DECEMBER 31, 2022	4,614,726	462	28,710,019	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

Share based compensation to employees and directors	-	-	691,019	-	-	691,019	201	691,220
Issuance of shares to services providers	44,000	4	67,610	-	-	67,614	-	67,614
Comprehensive loss for the period	-	-	-	-	(1,713,678)	(1,713,678)	(7,871)	(1,721,549)
BALANCE AT MARCH 31, 2023	4,658,726	466	29,468,648	(26,275)	(24,551,505)	4,891,334	(116,708)	4,774,626

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total equity

BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

Issuance of shares to employees and services providers	35,500	4	279,139	-	-	279,143	591	279,734
Share based compensation to employees and directors	-	-	11,642	-	-	11,642	180	11,822
Comprehensive loss for the period	-	-	-	-	(1,329,750)	(1,329,750)	(10,020)	(1,339,770)
BALANCE AT MARCH 31, 2022	2,842,036	285	23,898,284	(26,275)	(18,427,977)	5,444,317	(79,920)	5,364,397

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Three months ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(1,721,549)	(1,339,770)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	12,414	7,638
Decrease in liability for employee rights upon retirement, net	-	(513)
Issuance of shares to employees and services providers	67,614	182,094
Share based compensation to employees and directors	691,220	11,822
Interest expenses on loans	-	(174)
Exchange rate differences on operating leases	(1,849)	(3,779)
Increase in accounts receivable	(89,695)	(29,223)
Increase in inventory	(8,397)	(3,965)
Decrease (increase) in other current assets	(15,976)	47,863
Increase (decrease) in accounts payable	(20,908)	49,247
Decrease in other liabilities	(18,663)	(7,181)
Net cash used in operating activities	(1,105,789)	(1,085,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(17,864)
Net cash used in investing activities	-	(17,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans from banking institutions	-	(2,019)
Net cash used in financing activities	-	(2,019)

Effect of exchange rate changes on cash and cash equivalents	(382)	(1,906)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,106,171)	(1,107,730)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,750,771	6,807,612

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	4,644,600	5,699,882

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares for future services	-	97,640
Initial recognition of operating lease right-of-use assets	-	56,671
Initial recognition of operating lease liability	-	56,671

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

A.	Save Foods, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd., including preferred and common stock. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of its common stock for net proceeds of $10,457,862. Commencing on May 14, 2021, the Company’s Common Stock was listed on the Nasdaq Capital under the symbol “SVFD”.

On August 15, 2022, the Company completed an underwritten public offering of 1,600,000 shares of its Common Stock for net proceeds of $4,103,330.

On March 31, 2023, the Company entered into a securities exchange agreement with Plantify Foods, Inc., a British Columbia company (“Plantify”), pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock (the “Securities Exchange”) (and 16.66% of the Company’s outstanding capital stock as of immediately following the closing). The Securities Exchange closed on April 5, 2023 (the “Closing”). See note 8(1) below.

On April 1, 2023, the Board of Directors temporarily appointed David Palach, the Chief Executive Office, as Interim Chief Financial Officer while Lital Barda is on maternity leave.

B.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $25 million. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2023, management is of the opinion that its existing cash will be sufficient to fund operations until the middle of Q3 2024. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue securing sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations.

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

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

NOTE 3 – COMMON STOCK

1.	On October 26, 2022, the Board approved the issuance of quarterly issuances of 5,000 shares of Common Stock to each of two consultants commencing on January 1, 2023, and ending on December 31, 2024. On January 2, 2023, the Company issued 10,000 shares of Common Stock in respect to the Board approval for one of the consultants. The Company determined the value of the shares at $19,900 based on the share price of the date of the board resolution.

2.	On October 26, 2022, pursuant to an investor relations consulting agreement, the Board approved the issuance of quarterly issuances of 9,000 shares of Common Stock to a consultant starting in the first quarter of 2023. On January 2, 2023, the Company issued 9,000 shares of Common Stock. The Company determined the value of the shares at $17,910 based on the share price of the date of the board resolution.

3.	On January 20, 2023, the Company entered into a consulting agreement with a consultant for a period of twelve months. According to the agreement, the Company will issue on a quarterly basis, subject to the approval of the board of directors of the Company, (a) 25,000 restricted shares of the Company’s Common Stock issued fully earned in connection with services rendered for the first quarter of 2023, and (b) 15,000 restricted shares of Common Stock issued fully earned in connection with services rendered for each subsequent quarter of 2023, such that, the consultant receive an aggregate of 70,000 restricted shares of Common Stock.

On February 13, 2023, the Company issued the first 25,000 shares of Common Stock. The Company determined the value of the shares issued at $29,800 based on the share price on the agreement date.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – COMMON STOCK (continue)

4.	On March 29, 2023, the Board of Directors approved the amendment to the consulting agreement with EU Agritech Investment Ltd (“EU Agritech”), pursuant to which EU Agritech will receive $100,000 in restricted shares of Common Stock to be issued on the effective date of the amendment as compensation for the first twelve months of services provided to the Company. On April 3, 2023 the Company issued 147,059 shares of Common Stock to EU Agritech.

The Board of Directors additionally approved the amendment to a consulting agreement with Joachim Fuchs pursuant to which he will be issued 50,000 restricted shares of Common Stock, subject to the Company’s 2022 Share Incentive Plan. These shares will be subject to a twenty four months lockup period.

5.	On March 29, 2023, the Board of directors of the Company approved the issuance of an equity grant to executive officers, employees, directors and consultants amounting to a total of 1,000,000 shares of Common Stock (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs as detailed in note 3(4) above). Such shares were issued on April 3, 2023. The Company estimated the value of the shares issued at $678,000 based on the share price of the date of the board resolution. The value of the shares issued was recorded as credit to equity for the period ended March 31, 2023.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	234,674	3.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2023	234,674	3.00
Number of options exercisable at March 31, 2023	210,117	3.19

The aggregate intrinsic value of the awards outstanding as of March 31, 2023 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.68 as of March 31, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the three months ended March 31, 2023 and 2022 were $8,460 and $11,822, respectively.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 5 – COMMITMENTS

1.	On January 19, 2023, the Company terminated the employment of its Chief Operating Officer and Head of Science (the “COO”). The Company and the COO agreed that in addition to the termination benefits the COO is entitled to per her employment agreement, the COO shall be entitled to a termination bonus of NIS 60,000 (approximately $17,000) and the issuance of 7,000 shares of the Company.

2.	On January 26, 2023, the Company entered into an Advisory Agreement with a consultant for a period of ninety days which may be extended for any term mutually acceptable to the parties thereto. According to the agreement, the consultant shall serve as an advisor to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company shall pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under the Equity Purchase Agreement to be paid within five working days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee shall be 5%.

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2023	2022

General and administrative expenses:
Directors compensation	98,773	60,533
Salaries and fees to officers	137,802	173,779
	(*) 236,575	(*) 234,312

(*) of which share based compensation	8,460	7,925

Research and development expenses:
Salaries and fees to officers	(*) 23,544	(*) 49,063

(*) of which share based compensation	-	1,949

Cost of sales:
Salaries and fees to officers	-	(*) 17,012

(*) of which share based compensation	-	1,169

Selling and marketing expenses:
Salaries and fees to officers	(*) 23,544	(*) 76,833

(*) of which share based compensation	-	779

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 6 – RELATED PARTIES (continue)

B.	Balances with related parties and officers:

Other current assets	-	8,308

Other accounts payables	119,793	118,362

1.	On March 29, 2023, the Board of Directors approved the amendment to a consulting agreement with Joachim Fuchs pursuant to which he will receive a monthly compensation of $1,000 (plus VAT if required by law). The Board of Directors additionally approved the issuance of 50,000 restricted shares of Common Stock, subject to the Company’s 2022 Share Incentive Plan. These shares will be subject to a twenty four months lockup period.

NOTE 7 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A.	Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Three months ended March 31,
	2023	2022

Israel	5,221	11,213
United States	41,554	35,948
Mexico	73,215	40,469
Turkey	1,020	-
	121,010	87,630

B.	Sales to single customers exceeding 10% of sales (US$):

	Three months ended March 31,
	2023	2022

Customer A	41,554	40,469
Customer B	73,216	35,948
Customer C	-	11,213
	114,770	87,630

C.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022

Israel	180,989	249,306
United States	10,218	30,107
	191,207	279,413

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 8 – SUBSEQUENT EVENTS

1.	On March 31, 2023, the Company entered into the Securities Exchange agreement with Plantify, pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock. The Securities Exchange Closing occurred on April 5, 2023.

Upon the Closing, the Company issued 1,164,374 shares of the Company’s Common Stock to Plantify, which amount represented 19.99% of Save Foods’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of the Company’s outstanding capital stock as of immediately following the Closing), and Plantify issued 30,004,349 common shares of Plantify to the Company, representing 19.99% of Plantify’s outstanding capital stock as of immediately prior to the Closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the Closing).

In connection with, and contingent upon, the execution of the Agreement, the Company and Plantify executed a debenture (the “Debenture”), whereby Save Foods agreed to lend C$1,500,000 (approximately $1,124,000) to Plantify (the “Principal”), which Principal will accrue interest at a rate of 8% annually and will be repayable by Plantify over approximately 18 months. The Debenture has a maturity date of October 4, 2024. The Principal may be converted, at Save Foods’ sole discretion, into common shares of Plantify at a price of C$0.05 per share until the first anniversary of the Debenture issuance date and C$0.10 per share thereafter. The accrued interest may be converted at the market price of Plantify’s common shares, subject to TSXV approval at the time of conversion. Plantify will execute a general security agreement in Company’s favor and will specifically pledge to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd. The final closing occurred on April 5, 2023.

2.	On April 3, 2023, the Company issued to the EU Agritech 147,059 restricted shares of Common Stock (see note 3(4) above).

3.	On April 3, 2023, the Company issued 19,000 shares of Common Stock in respect to the Board approval as detailed in note 3(1) and 3(2) above.

4.	On April 3, 2023 the Company approved the equity grant of 1,000,000 shares of Common Stock to executive officers, employees, directors and consultants, see note 3(5) above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated interim financial statements (unaudited) and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our 2022 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Furthermore, certain disclosures and references made herein apply to Save Foods Ltd., the subsidiary of Save Foods, Inc. The primary business activities and operations discussed herein are performed by Save Foods Ltd., whereas Save Foods, Inc. operates as a holding company and is the Registrant for purposes of this Quarterly Report on Form 10-Q.

Overview

We develop eco-friendly “green” solutions for the food industry. Our solutions are developed to improve the food safety and shelf life of fresh produce. We do this by controlling human and plant pathogens, thereby reducing spoilage, and in turn, reducing food loss.

Our products are based on a proprietary blend of food acids which have a synergistic effect when combined with certain types of oxidizing agent-based sanitizers and fungicides at low concentrations. Our green treatments are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. On the contrary, by forming a temporary protective shield around the fresh produce we treat, our products make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SVFD.”

Recent Developments

Plantify Transactions

On March 31, 2023, we entered into the Securities Exchange agreement with Plantify, pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock. The Securities Exchange Closing occurred on April 5, 2023.

Upon the Closing, we issued 1,164,374 shares of the Company’s Common Stock to Plantify, which amount represented 19.99% of Save Foods’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of our outstanding capital stock as of immediately following the Closing), and Plantify issued 30,004,349 common shares of Plantify to us which amount represented 19.99% of Plantify’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of Plantify’ outstanding capital stock as of immediately following the Closing).

In connection with, and contingent upon, the execution of the Agreement, the Company and Plantify executed the Debenture, whereby we agreed to lend C$1,500,000 (approximately $1,124,000) to Plantify, the Principal, which Principal will accrue interest at a rate of 8% annually and will be repayable by Plantify over approximately 18 months. The Debenture has a maturity date of October 4, 2024. The Principal may be converted, at our sole discretion, into common shares of Plantify at a price of C$0.05 per share until the first anniversary of the Debenture issuance date and C$0.10 per share thereafter. The accrued interest may be converted at the market price of Plantify’s common shares, subject to TSXV approval at the time of conversion. Plantify will execute a general security agreement in our favor and will specifically pledge to us the shares of Plantify’s subsidiary, Peas of Bean Ltd.

Underwritten Offering

On August 15, 2022, we entered into an underwriting agreement with ThinkEquity LLC, as representative (the “Representative”), of the several underwriters named therein, relating to our public offering of 1,600,000 shares of our Common Stock, at a public offering price of $3.00 per share (the “Offering”). The Offering closed on August 18, 2022.

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

Results of Operations

Components of Results of Operation

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Three Months Ended March 31,
U.S. dollars in thousands, except share and per share data	2023	2022

Revenues from sales of products	121,010	87,630
Cost of sales	(42,746)	(41,849)
Gross profit	78,264	45,781

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

	Three Months Ended March 31,
U.S. dollars in thousands	2023	2022
Salaries and related expenses	74,631	114,815
Share based compensation	-	1,948
Professional fees	23,234	24,302
Laboratory and field tests	761	40,995
Depreciation	4,509	6,069
Other expenses	15,773	21,233
Total	118,908	209,362

Following careful consideration, our board of directors decided to implement certain cost reduction measures in 2023, including, inter alia, the reduction of our research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2023	2022
Salaries and related expenses	38,932	82,260
Share based compensation	-	779
Professional fees	8,711	55,621
Commissions	9,204	5,466
Travel abroad	3,901	13,562
Transport and storage	5,788	7,818
Other expenses	2,610	12,630
Total	69,146	178,136

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, insurance and other non-personnel related expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2023	2022
Professional services	564,043	552,696
Share based compensation	798,519	190,019
Salaries and related expenses	78,496	90,779
Insurance	84,096	135,875
Other expenses	108,709	34,588
Total	1,633,863	1,003,957

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 were $121,010, an increase of $33,380, or 38%, compared to $87,630 during the three months ended March 31, 2022. The increase is mainly a result of an increase in our sales in Mexico.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended March 31, 2023 was $42,746, an increase of $897, or 2%, compared to total cost of revenues of $41,849 for the three months ended March 31, 2022. The increase is mainly a result of the increase in sales as well as increase in salaries associated with cost of revenues for the three months ended March 31, 2023, somewhat offset by the decrease in share based compensation expenses.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $78,264, an increase of $32,483, or 71%, compared to a gross profit of $45,781 for the three months ended March 31, 2022. The increase is mainly a result of the increase in our sales as detailed above under the heading “Revenues”.

Research and Development

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended March 31, 2023 were $118,908, a decrease of $90,454, or 43%, compared to total research and development expenses of $209,362 for the three months ended March 31, 2022. The decrease is mainly attributable to the decrease in salaries and related expenses, share based compensation expenses and field tests followed by our board of directors’ resolution to implement certain cost reduction measures, in light of the prevailing macroeconomic conditions and certain results of our operations. These cost reduction measures, included inter alia, the reduction of our budget in connection with our research and development activities shifting our focus mainly on the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended March 31, 2023 were $69,146, a decrease of $108,990, or 61%, compared to total selling and marketing expenses of $178,136 for the three months ended March 31, 2022. The decrease is mainly attributable to the decrease in salaries and related costs and other professional fees associated with our sales resulted of a reduction in manpower following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended March 31, 2023 were $1,633,863, an increase of $629,906, or 63%, compared to total general and administrative expenses of $1,003,957 for the three months ended March 31, 2022. The increase is mainly a result of the increase in share-based compensation to our employees and service providers, levies partially offset by a decrease in insurance costs.

Financing Expenses, Net

Financing income, net for the three months ended March 31, 2023 was $22,104, an increase of $16,200, or 274%, compared to $5,904 for the three months ended March 31, 2022. The increase is mainly a result of the increase in interest and currency exchange gains on our cash balances.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended March 31, 2023 was $1,721,549, compared to $1,339,770 for the three months ended March 31, 2022, an increase of $381,779, or 28%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2023, we have funded our operations, principally with approximately $20 million (net of issuance expenses), from the issuance of shares of our Common Stock, options and loans.

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

The table below presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	(1,105,789)	(1,085,941)

Net cash provided by investing activities	-	(17,864)

Net cash provided by financing activities	-	(2,019)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(382)	(1,906)

Increase (decrease) in cash and cash equivalents	(1,106,171)	(1,107,730)

As of March 31, 2023, we had cash and cash equivalents of $4,595,838, as compared to $5,644,466 as of March 31, 2022. As of March 31, 2023, we had a working capital of $4,608,254, as compared to the working capital of $5,215,677 as of March 31, 2022. The decrease in our cash balance is mainly attributable to cash used in operations.

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2023, we had an accumulated deficit of $25 million, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

We believe that our existing capital resources will be sufficient to support our operating plan through June 30, 2024; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing Common Stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the Common Stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Operating Activities

Net cash used in operating activities was $1,105,789 for the three months ended March 31, 2023, as compared to $1,085,941 for the three months ended March 31, 2022. The increase is mainly attributable to our net loss of $1,721,549, decrease account payable and increase in accounts receivable balance offset by increase in non-cash expenses such as share-based compensation and depreciation.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2023, as compared to net cash used in investing activities of $17,864 for the three months ended March 31, 2022. The decrease is mainly attributable to purchase of property and equipment in the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2023, as compared to net cash provided by financing activities of $2,019 for the three months ended March 31, 2022. The decrease is mainly the result of the repayment of a long-term loan during the period of three months ended March31, 2022 which was fully repaid during 2022.

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

Our critical accounting policies and estimates are set forth in our 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been the following change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting:

Effective April 1, 2023, our board of directors appointed our Chief Executive Officer, David Palach, to additionally serve as Interim Chief Financial Officer, while Lital Barda is away on maternity leave.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2022 Annual Report. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our 2022 Annual Report. The risks described in our 2022 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2022 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2022 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

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

On October 26, 2022, the Board approved the issuance of 50,000 shares of Common Stock to a consultant pursuant to his investor relations consulting agreement and in addition, quarterly issuances of 9,000 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024. On November 16, 2022 we issued 50,000 shares of Common Stock. On January 2, 2023 and April 3, 2023, the Company issued to the consultant 9,000 shares of Common Stock.

On October 26, 2022, the Board approved the issuance of quarterly issuances of 5,000 shares of Common Stock to each of two consultants commencing on January 1, 2023, and ending on December 31, 2024. On January 2, 2023 and April 3, 2023 the Company issued 10,000 shares of Common Stock in respect to the Board approval for each one of the consultants.

On February 13, 2023, the Company issued 25,000 shares of Common Stock to a consultant in consideration for services rendered pursuant to a consulting agreement by and between the Company and the consultant dated January 20, 2023.

On March 29, 2023, the Board approved the issuance of an equity grant to executive officers, employees, directors and consultants amounting to a total of 1,000,000 shares of Common Stock.

On April 3, 2023, the Board approved the issuance of 147,059 shares of Common Stock to EU Agritech in consideration for services rendered pursuant to an amended consulting agreement by and between the Company and the consultant dated March 29, 2023.

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

Date: May 15, 2023	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer and Interim Chief Financial Officer
Save Foods, Inc.

