Form 10-Q
period 2023-06-30
Save Foods, Inc.
filed 2023-08-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

______________________________________

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

As of August 11, 2023, the registrant had 9,689,211 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

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

Save Foods, Inc.

Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

3

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

4

PART I – FINANCIAL INFORMATION

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2023

IN U.S. DOLLARS

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	2,969,707	5,700,709
Restricted cash	47,696	50,062
Accounts receivable, net	109,521	192,597
Inventories	91,702	81,706
Other current assets	737,434	247,370
Total Current assets	3,956,060	6,272,444

Right-of-use asset arising from operating lease	89,395	121,855
Property and equipment, net	64,204	97,914
Investment in nonconsolidated subsidiary (Note 3)	2,053,271	-

Total assets	6,162,930	6,492,213

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	394,939	419,814
Other liabilities	195,223	295,035
Total current liabilities	590,162	714,849
Operating lease liabilities	10,345	40,023

Total liabilities	600,507	754,872

Stockholders’ Equity
Common Stock of $ 0.0001 par value each (“Common Stock”): 495,000,000 shares authorized as of June 30, 2023 and December 31, 2022; issued and outstanding 7,774,545 and 4,614,726 shares as of June 30, 2023 and December 31, 2022, respectively.	777	462
Preferred stock of $ 0.0001 par value (“Preferred stock”): 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022; issued and outstanding 0 shares as of June 30, 2023 and December 31, 2022.	-	-
Additional paid-in capital	30,970,981	28,710,019
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(25,261,010)	(22,837,827)
Total Company’s stockholders’ equity	5,684,473	5,846,379
Non-controlling interests	(122,050)	(109,038)
Total equity	5,562,423	5,737,341
Total liabilities and equity	6,162,930	6,492,213

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2023	2022	2023	2022

Revenues from sales of products	157,618	118,710	36,608	31,080
Cost of sales	(69,753)	(54,847)	(27,007)	(12,998)
Gross profit	87,865	63,863	9,601	18,082
Research and development expenses	(135,765)	(322,738)	(16,857)	(113,376)
Selling and marketing expenses	(157,921)	(323,049)	(88,775)	(144,913)
General and administrative expenses	(2,378,151)	(2,040,682)	(744,287)	(1,036,725)
Operating loss	(2,583,972)	(2,622,606)	(840,318)	(1,276,932)
Financing income, net	33,087	18,832	10,982	12,928
Other income	12,294	-	12,294	-
Gain on investment in nonconsolidated subsidiary	102,107	-	102,107	-
Net loss	(2,436,484)	(2,603,774)	(714,935)	(1,264,004)
Less: net loss attributable to non-controlling interests	13,301	17,354	5,430	7,334
Net loss attributable to the Company’s stockholders’ equity	(2,423,183)	(2,586,420)	(709,505)	(1,256,670)

Loss per share (basic and diluted)	(0.42)	(0.91)	(0.10)	(0.44)

Basic and diluted weighted average number of shares of Common Stock outstanding	5,833,578	2,841,027	6,986,046	2,862,562

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2022	4,614,726	462	28,710,019	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

Share based compensation to employees and directors	1,000,000	100	690,919	-	-	691,019	201	691,220
Issuance of shares to services providers	44,000	4	67,610	-	-	67,614	-	67,614
Comprehensive loss for the period	-	-	-	-	(1,713,678)	(1,713,678)	(7,871)	(1,721,549)
BALANCE AT MARCH 31, 2023	5,658,726	566	29,468,548	(26,275)	(24,551,505)	4,891,334	(116,708)	4,774,626

Issuance of shares for exchange agreement	1,164,374	116	826,589	-	-	826,705	-	826,705
Share based compensation to employees and directors	-	-	5,699	-	-	5,699	88	5,787
Issuance of shares to services providers	951,445	95	670,145	-	-	670,240	-	670,240
Comprehensive loss for the period	-	-	-	-	(709,505)	(709,505)	(5,430)	(714,935)
BALANCE AT JUNE 30, 2023	7,774,545	777	30,970,981	(26,275)	(25,261,010)	5,684,473	(122,050)	5,562,423

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2021	2,806,536	281	23,607,503	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

Issuance of shares to employees and services providers	35,500	4	279,139	-	-	279,143	591	279,734
Share based compensation to employees and directors	-	-	11,642	-	-	11,642	180	11,822
Comprehensive loss for the period	-	-	-	-	(1,329,750)	(1,329,750)	(10,020)	(1,339,770)
BALANCE AT MARCH 31, 2022	2,842,036	285	23,898,284	(26,275)	(18,427,977)	5,444,317	(79,920)	5,364,397

Issuance of shares to employees and services providers	34,100	4	283,114	-	-	283,118	-	283,118
Share based compensation to employees and directors	-	-	5,098	-	-	5,098	79	5,177
Comprehensive loss for the period	-	-	-	-	(1,256,670)	(1,256,670)	(7,334)	(1,264,004)
BALANCE AT JUNE 30, 2022	2,876,136	289	24,186,496	(26,275)	(19,684,647)	4,475,863	(87,175)	4,388,688

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars )

	Six months ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(2,436,484)	(2,603,774)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	23,215	18,792
Decrease in liability for employee rights upon retirement, net	-	(15,935)
Issuance of shares to employees and services providers	868,825	491,042
Share based compensation to employees and directors	14,247	16,999
Gain from sales of property and equipment	(12,294)	-
Gain on investment in nonconsolidated subsidiary	(102,107)	-
Interest expenses on loans	-	(677)
Exchange rate differences on operating leases	(2,635)	(15,474)
Decrease in accounts receivable	83,076	141,550
Increase in inventory	(9,996)	(13,702)
Decrease (increase) in other current assets	61,725	(208,693)
Decrease in accounts payable	(27,595)	(52,556)
Decrease in other liabilities	(94,395)	(112,579)
Net cash used in operating activities	(1,634,418)	(2,355,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated subsidiary	(1,124,458)	-
Purchase of property and equipment	-	(26,968)
Proceeds from sales of property and equipment	22,789	-
Decrease in funds in respect of employee rights upon retirement	-	11,287
Net cash used in investing activities	(1,101,669)	(15,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans from banking institutions	-	(3,965)
Net cash used in financing activities	-	(3,965)

Effect of exchange rate changes on cash and cash equivalents	2,719	(4,239)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,733,368)	(2,378,892)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,750,771	6,807,612

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	3,017,403	4,428,720
Supplemental disclosure of cash flow information:
Non cash transactions:
Investment in nonconsolidated subsidiary (see Note 3)	826,705	-
Issuance of shares for future services	551,790	71,810
Initial recognition of operating lease right-of-use assets	-	56,671
Initial recognition of operating lease liability	-	56,671

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

B.	Securities Exchange agreement with Plantify

On March 31, 2023, the Company entered into the Securities Exchange agreement with Plantify Foods, Inc. (“Plantify”) - see Note 3 below for further information.

C.	Stock Exchange agreement with Yaaran Investments

On July 11, 2023, the Company entered into a stock exchange agreement by and among the Company, Save Foods Ltd., Yaaran Investments Ltd., and NewCo a yet-to-be formed Israeli company (“NewCo”, and together, the “Parties”), see Note 9B below.

D.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $25 million. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2023, management is of the opinion that its existing cash will be sufficient to fund operations until the middle of the third quarter of 2024. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023, and 2022, changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except for the accounting policies investment in non-consolidated subsidiary as discussed below.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its majority-owned subsidiary. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation and fair value measurements of investment in nonconsolidated subsidiary.

Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined by ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

Valuation techniques are generally classified into three categories: (i) the market approach; (ii) the income approach; and (iii) the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

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

Fair value measurements are required to be disclosed by the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), (ii) segregating those gains or losses included in earnings, and (iii) a description of where those gains or losses included in earning are reported in the statement of operations.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	903,371	-	-	903,371
Convertible loan	-	-	1,149,900	1,149,900
Total assets	903,371	-	1,149,900	2,053,271

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The following table presents the changes in fair value of the level 1 assets for the period April 5, 2023 through June 30, 2023:

Changes in Fair value
US$
Assets:
Initial recognition of the investment in Plantify as at April 5, 2023 (*)	929,800
Changes in fair value	(26,429)
Outstanding at June 30, 2023	903,371

The following table presents the changes in fair value of the level 3 assets for the period April 5, 2023 through June 30, 2023:

Changes in Fair value
US$
Assets:
Initial recognition of the convertible loan issued as at April 5, 2023 (*)	1,021,300
Changes in fair value	128,600
Outstanding at June 30, 2023	1,149,900

(*)	Relative fair value calculated at inception.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED SUBSIDIARY

On March 31, 2023, the Company entered into a Securities Exchange agreement with Plantify, pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock. The Securities Exchange closing occurred on April 5, 2023.

Upon the Closing, the Company issued 1,164,374 shares of the Company’s Common Stock to Plantify, which amount represented 19.99% of Save Foods’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of the Company’s outstanding capital stock as of immediately following the Closing), and Plantify issued 30,004,349 common shares of Plantify to the Company represented 19.99% of Plantify’s outstanding capital stock as of immediately prior to the Closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the Closing).

In connection with, and contingent upon, the execution of the Agreement, the Company and Plantify executed a debenture (the “Debenture”), whereby Save Foods agreed to lend C$1,500,000 (approximately $1,124,000) to Plantify (the “Principal”), which Principal will accrue interest at a rate of 8% annually and will be repayable by Plantify over approximately 18 months. The Debenture has a maturity date of October 4, 2024. The Principal may be converted, at Save Foods’ sole discretion, into common shares of Plantify at a price of C$0.05 per share for the first 12 months of the Debenture issuance date and C$0.10 per share thereafter. The accrued interest may be converted at the market price of Plantify’s common shares, subject to TSX Venture Exchange approval at the time of conversion. Plantify will execute a general security agreement in the Company’s favor and will specifically pledge to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

The Company determined that it has a significant influence over Plantify and such investment is to be accounted under the equity method of accounting, although the Company holds 16.6% of the outstanding share capital of Plantify, it also has a representation on the Board of Directors and participates in the policy-making process. At the initial recognition of the equity investment, the Company elected the fair value option where subsequent changes in fair value are recognized in earnings. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, the Company applies it to all its financial interests in the same entity (equity and debt, including guarantees) that are eligible items. The equity investment in common shares of Plantify is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets, and is measured based on Plantify’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in gain (loss) on equity investments, net in the consolidated statement of income.

The fair value of the conversion feature was estimated using the Black-Scholes option pricing model using a third-party appraiser. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature immediately before the change and for June 30, 2023:

Fair value of the conversion feature	April 5, 2023	June 30, 2023
Expected volatility (%)	78.20%	89.97%
Risk-free interest rate (%)	4.34%	5.21%
Expected dividend yield	0.0%	0.0%
Contractual term (years) (*)	1	0.76
Conversion price (Canadian dollars)	(US$0.04) C$0.054	(US$0.04) C$0.054
Underlying share price (Canadian dollars)	(US$0.04) C$0.05	(US$0.03) C$0.04
Fair value (U.S. dollars)	$272,000	$198,800

(*)	The Company estimated that the probability that the Debenture would be converted following the laps of 12 months is minimal.

The significant unobservable inputs used in the fair value measurement of the conversion feature are mainly the expected volatility and risk free interest rate. Significant changes in any of those inputs in isolation would have resulted in a change in the fair value measurement.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED SUBSIDIARY (continued)

The fair value of the debt component of the Debenture was estimated using a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the potential risk factor of the debt investment in Plantify, at 24.7%.

For the period between April 5, 2023 through June 30, 2023, an unrealized gain of $102,107 was recorded in Gain on investment in nonconsolidated subsidiary in the Company’s consolidated statements of comprehensive loss.

The following tables present Plantify’s summarized financial information. Plantify’s financial information is prepared on the basis of International Financial Reporting Standards (“IFRS”). Any differences between IFRS and GAAP did not have a material impact on Plantify’s summarized financial information. The period presented in the table below commenced on April 5, 2023 when the Company retained an equity investment in Plantify:

April 5, 2023 Through June 30, 2023

Revenue	117,000
Gross loss	(14,000)
loss from operations	(323,000)
Net loss	(798,000)

As of
June 30, 2023

Current assets	1,178,000
Noncurrent assets	1,489,000
Current liabilities	2,365,000
Noncurrent liabilities	997,000

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK

1.	On October 26, 2022, the Board approved the issuance of quarterly issuances of 5,000 shares of Common Stock to each of two consultants commencing on January 1, 2023, and ending on December 31, 2024. On January 2, 2023 and on April 3, 2023, the Company issued 10,000 shares of Common Stock in respect to the Board approval for each of the consultants. The Company determined the value of the shares issued based on the share price of the date of the board resolution. The Company recorded share-based compensation expenses of $39,800 for the six months ended June 30, 2023 and $19,900 for the three months ended June 30, 2023.

2.	On October 26, 2022, pursuant to an investor relations consulting agreement, the Board approved the issuance of quarterly issuances of 9,000 shares of Common Stock to a consultant starting in the first quarter of 2023. On January 2, 2023 and on April 3, 2023, the Company issued 9,000 shares of Common Stock. The Company determined the value of the shares issued based on the share price of the date of the board resolution. The Company recorded share based compensation expenses of $35,820 for the six months ended June 30, 2023 and $17,910 for the three months ended June 30, 2023.

3.	On January 20, 2023, the Company entered into a consulting agreement with a consultant for a period of twelve months. According to the agreement, the Company will issue on a quarterly basis, subject to the approval of the board of directors of the Company, (a) 25,000 restricted shares of the Company’s Common Stock issued fully earned in connection with services rendered for the first quarter of 2023, and (b) 15,000 restricted shares of Common Stock issued fully earned in connection with services rendered for each subsequent quarter of 2023, such that, the consultant receive an aggregate of 70,000 restricted shares of Common Stock.

On February 13, 2023, the Company issued the first 25,000 shares of Common Stock.

On April 27, 2023, the Company issued 15,000 shares of Common Stock. The Company determined the value of the shares issued based on the share price of the date of the board resolution. The Company recorded share-based compensation expenses of $47,680 for the six months ended June 30, 2023 and $31,456 for the three months ended June 30, 2023.

On June 14, 2023 the company entered into a new superseding agreement (see note 3 (9) below).

4.	On March 29, 2023, the Board of Directors approved the amendment to the consulting agreement with EU Agritech Investment Ltd (“EU Agritech”), pursuant to which EU Agritech will receive $100,000 in restricted shares of Common Stock to be issued on the effective date of the amendment as compensation for the first twelve months of services provided to the Company. On April 3, 2023, the Company issued 147,059 shares of Common Stock to EU Agritech. During the period of six months ended June 30, 2023, the Company recorded $33,333 as share based compensation expenses and the remaining was classified as prepaid expenses in other current assets.

The Board of Directors additionally approved the amendment to a consulting agreement with Joachim Fuchs pursuant to which he will be issued 50,000 restricted shares of Common Stock, subject to the Company’s 2022 Share Incentive Plan. These shares will be subject to a twenty four months lockup period.

5.	On March 29, 2023, the Board of directors of the Company approved the issuance of an equity grant to executive officers, employees, directors and consultants amounting to a total of 1,000,000 shares of Common Stock (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs as detailed in note 4(4) above). Such shares were issued on April 3, 2023. The Company estimated the value of the shares issued at $678,000 based on the share price of the date of the board resolution and recorded $678,000 as share based compensation expenses during the six months ended June 30, 2023.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK (continued)

6.	On March 31, 2023, the Company entered into the Securities Exchange agreement with Plantify, pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock. The Securities Exchange closing occurred on April 5, 2023. Upon the Closing, the Company issued 1,164,374 shares of the Company’s Common Stock to Plantify (see note 3 above).

7.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of 18 months. According to the agreement, the Company will issue, subject to the approval of the board of directors of the Company, 180,000 restricted shares of the Company’s Common Stock par value $0.0001 per share. These shares will be subject to lockup period, pursuant to the following schedule: (a) 60,000 shares of Common Stock upon the six months anniversary hereof, (b) 60,000 shares of Common Stock upon the nine months anniversary hereof, and (c) 60,000 shares of Common Stock twelve months anniversary.

On June 21, 2023, the Company issued 180,000 shares of Common Stock. The Company determined the value of the shares issued at $122,400 based on the share price on the agreement date, of which $6,800 was recorded as share based compensation expenses during the six months ended June 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

8.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of two years. According to the agreement, the Company will issue, subject to the approval of the board of directors of the Company, 250,000 restricted shares of the Company’s Common Stock par value $0.0001 per share. These shares will be subject to lockup period, pursuant to the following schedule: (a) 83,334 shares of Common Stock upon the six months anniversary hereof, (b) 83,333 shares of Common Stock upon the nine months anniversary hereof, and (c) 83,333 shares of Common Stock upon the 12 months anniversary.

On June 21, 2023, the Company issued 250,000 shares of Common Stock. The Company determined the value of the shares issued at $170,000 based on the share price on the agreement date, of which $7,685 was recorded as share based compensation expenses during the six months ended June 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

9.	On June 14, 2023, the Company entered into a consulting agreement with a consultant for a period of 30 months. According to the agreement, the Company will issue, subject to the approval of the board of directors of the Company, 225,000 restricted shares of the Company’s Common Stock par value $0.0001 per share. These shares will be subject to lockup period, pursuant to the following schedule: (a) 75,000 shares of Common Stock upon the six months anniversary hereof, (b) 75,000 shares of Common Stock upon the nine months anniversary hereof, and (c) 75,000 shares of Common Stock upon the twelve months anniversary.

On June 21, 2023, the Company issued 225,000 shares of Common Stock. The Company determined the value of the shares issued at $147,150 based on the share price on the agreement date, of which $2,579 was recorded as share based compensation expenses during the six months ended June 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK (continued)

10.	On June 15, 2023, the Company entered into a consulting agreement with a consultant for a period of three months. According to the agreement, the Company will issue, subject to the approval of the board of directors of the Company the following: (a) restricted Common Stock representing an aggregate value of $75,000, which covers the duration of the term, upon the execution of the agreement, (b) monthly cash fee of $5,000.

By June 30, 2023, the Company issued an aggregate of 115,386 shares of Common Stock as consideration for the $75,000 share obligation, of which $12,363 was recorded as share based compensation expenses during the six months ended June 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

11.	On June 21, 2023, the Company entered into a consulting agreement with legal advisors pursuant to which the legal advisors shall provide the Company with certain legal services in consideration for total of $22,500 in cash and $22,500 in restricted Common Stock of the Company of which $11,250 in cash and $11,250 in restricted Common Stock shall be paid upon execution of the agreement and the remaining after the completion of the legal services. On July 6, 2023, the Company issued 34,615 shares of restricted Common Stock as consideration for the first installment.

NOTE 5 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	234,674	3.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2023	234,674	3.00
Number of options exercisable at June 30, 2023	213,626	3.16

The aggregate intrinsic value of the awards outstanding as of June 30, 2023, is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.59 as of June 30, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the six months ended June 30, 2023 were $14,247 and for the three months ended June 30, 2023 were $5,787.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 6 – COMMITMENTS

1.	On January 26, 2023, the Company entered into an Advisory Agreement with a consultant for a period of ninety days which may be extended for any term mutually acceptable to the parties thereto. According to the agreement, the consultant shall serve as an advisor to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company shall pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under the Equity Purchase Agreement to be paid within five working days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee shall be 5%. On July 20, 2023, the Company and the consultant extended the term of the agreement until October 12, 2023. As of June 30, 2023 no such Success Fee was paid or accrued for.

NOTE 7 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30,
	2023	2022

General and administrative expenses:
Directors compensation	192,789	156,913
Salaries and fees to officers	245,241	289,824
	(*) 438,030	(*) 446,737

(*) of which share based compensation	19,389	48,931

Research and development expenses:
Salaries and fees to officers	33,883	(*) 54,572

(*) of which share based compensation	-	2,921

Selling and marketing expenses:
Salaries and fees to officers	33,883	(*) 54,572

(*) of which share based compensation	-	2,921

B. Balances with related parties and officers:

Other accounts payables	95,012	89,806

1.	On March 29, 2023, the Board of Directors approved the amendment to a consulting agreement with Joachim Fuchs, Chairman of the Board of Directors of Save Foods Ltd pursuant to which he will receive a monthly compensation of $1,000 (plus VAT if required by law). The Board of Directors additionally approved the issuance of 50,000 restricted shares of Common Stock, subject to the Company’s 2022 Share Incentive Plan. These shares will be subject to a twenty four months lockup period.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A.	Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

Israel	5,221	11,213	-	-
United States	41,554	35,948	-	-
Mexico	109,824	71,549	36,608	31,080
Turkey	1,019	-	-	-
	157,618	118,710	36,608	31,080

B.	Sales to single customers exceeding 10% of sales (US$):

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

Customer A	109,824	71,549	36,608	31,080
Customer B	41,554	35,948	-	-
	151,378	107,497	36,608	31,080

C.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022

Israel	145,176	242,119
United States	8,423	18,410
	153,599	260,529

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

A.	On July 23, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), with YA II PN, Ltd. (“YA”), pursuant to which YA has agreed to purchase up to $3.5 million shares of the Company’s common stock, par value of $0.0001 per share (the “Common Stock”) over the course of 40 months after the date of the Agreement. The price of shares to be issued under the Purchase Agreement will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s Common Stock for the three days prior to delivery of each advance notice by the Company. Each issuance and sale by the Company to YA under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of the Company’s shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $200,000. With respect to each Advance notice, if the Company notifies YA of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by the Company, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

The Advances are subject to certain limitations, including that YA cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding shares of Common Stock at the time of an Advance or acquiring more than 19.99% of the Company’s outstanding shares of Common Stock as of the date of the Purchase Agreement (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The Purchase Agreement will terminate automatically on the earlier of December 1, 2026 or when YA has purchased an aggregate of $3.5 million shares of the Company’s Common Stock. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to YA.

In connection with the Purchase Agreement, subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon the request of the Company, YA will advance to the Company up to $700,000 of the $3,500,000 commitment amount, with such Advances to be evidenced by a promissory note (the “Note”). The request by the Company for such Advances may only be made after the approval of the stockholders of the transactions contemplated by the Purchase Agreement, and the Company cannot request any Advances after January 31, 2024. There is a 3% discount to the amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, a one tenth of the outstanding principal of each Note and accrued interest thereon either (i) in cash or (ii) by submitting an advance notice pursuant to the Purchaser Agreement and selling YA shares, or any combination of (i) or (ii) as determined by the Company. The first payment is due 60 days after the issuance of a Note, with each subsequent payment due 30 days after the prior payment. Unless otherwise agreed by YA, the funds received by the Company pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under the Note.

The conditions that must be satisfied prior to YA advancing the Company funds pursuant to the terms of the Note include obtaining shareholder approval of the transactions contemplated by the Purchase Agreement, the delivery by the Company to YA of a request to lend funds pursuant to the Note prior to January 31, 2024, no events which could have a material adverse on the Company and other conditions customary of financings of this nature.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS (continued)

B.	On July 11, 2023, the Company entered into a stock exchange agreement by and among the Company, Save Foods Ltd., Yaaran Investments Ltd., and NewCo a yet-to-be formed Israeli company (“NewCo”, and together, the “Parties”), pursuant to which the Company agreed to issue to Yaaran 19.99% of its’ outstanding capital stock as of immediately prior to the Closing. In consideration thereof, Save Foods Ltd., shall be issued such number of shares representing 60% of NewCo’s share capital on a fully diluted pre-Closing basis.

As part of the agreement, the Company has committed to support NewCo’s commercialization efforts of certain technologies researched and developed together with the Government of Israel on behalf of the State of Israel, represented by the Head of Agricultural Research Organization (“A.R.O”) and the Treasurer of A.R.O., by making available up to $1.2 million in three conditional installments.

On July 24, 2023, the Parties entered into and executed an amendment to the Agreement whereby the Parties mutually agreed to delay certain closing deliverables set forth in the Agreement (the “Amendment”) but agreed to proceed with the issuance of the Save Foods Exchange Shares to Yaaran at the Closing, notwithstanding that NewCo has not been formed yet. On July 27, 2023, the Parties closed the transactions set forth in the Agreement, as amended by the Amendment. Upon the Closing, the Company issued 1,561,051 Save Foods Exchange Shares to Yaaran, which amount represented 19.99% of Save Foods’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of Save Foods’ outstanding capital stock as of immediately following the Closing), and in exchange thereof, upon the formation of NewCo, Save Foods shall be issued 4,200,000 ordinary shares of NewCo.

C.	On August 3, 2023 the Board approved the issuance of a one-time bonus of 150,000 shares of Common Stock to each of the two consultants discussed in note 4(1) above.

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

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SVFD”.

Recent Developments

YA II PN Transaction

On July 23, 2023, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“YA”), pursuant to which YA has agreed to purchase up to $3.5 million Common Stock, over the course of 40 months after the date of the Purchase Agreement. The price of the shares to be issued under the Purchase Agreement will be 94% of the lowest volume weighted average trading price (the “VWAP”) of our Common Stock for the three days prior to the delivery of each of our advance notices. Each issuance and sale by us to YA under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of our shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $200,000.

In connection with, and pursuant to the terms of the Purchase Agreement, we paid a subsidiary of YA a structuring fee in the amount of $10,000 and issued YA 183,566 shares of Common Stock (the “Commitment Shares”) as a commitment fee. The Company also agreed to file a registration statement covering the shares issuable to YA pursuant to the terms of the Purchase Agreement and the Commitment Shares.

The Advances are subject to certain limitations, including that (i) YA cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of Common Stock at the time of an Advance; (ii) unless the Company’s stockholders approve the issuance of more than 20% of our issued and outstanding shares in accordance with the listing rules of the Nasdaq Capital Market (the “Nasdaq 20% Share Issuance Approval”), YA cannot acquire more than 19.99% of our outstanding shares of Common Stock as of the date of the Purchase Agreement (the “Exchange Cap”), (iii) the Company may request YA to advance up to $700,000 of the $3,500,000 commitment amount, with such advances to be evidenced by a promissory note (the “Note”), but such request may only be made after the Nasdaq 20% Share Issuance Approval, and the Company cannot request any such advances after January 31, 2024. The stockholders will vote on the Nasdaq 20% Share Issuance Approval at the annual general meeting of stockholders, to be held on October 2, 2023.

The Purchase Agreement will terminate automatically on the earlier of December 1, 2026, or when YA has purchased an aggregate of $3.5 million shares of Common Stock. We have the right to terminate the Purchase Agreement upon five trading days, subject to written notice.

Yaaran Investments Transaction

On July 11, 2023, we entered into a stock exchange agreement (“Yaaran Agreement”) with Yaaran Investments Ltd., (“Yaaran”) and NewCo, a yet-to-be formed Israeli company (“NewCo”), pursuant to which, on July 27, 2023, at the Closing, (as defined at the Yaaran Agreement), the Company issued to Yaaran 1,561,051 shares of common stock, representing 19.99% of our outstanding capital stock as of immediately prior to the Closing (16.66% of our outstanding capital stock as of immediately following the Closing). Pursuant to the Yaaran Agreement, as amended by the parties on July 24, 2023, in consideration thereof, upon formation of NewCo, our majority-owned subsidiary, Save Foods Ltd., will be issued a number of shares representing 60% of NewCo’s share capital on a fully diluted pre-Closing basis.

As part of the Yaaran Agreement, as amended, we committed to support NewCo’s commercialization efforts of certain technologies researched and developed together with the Government of Israel on behalf of the State of Israel, represented by the Head of Agricultural Research Organization and the Treasurer of A.R.O., by making available up to $1.2 million in three conditional installments.

Plantify Transactions

On March 31, 2023, we entered into the Securities Exchange agreement with Plantify Foods, Inc., (“Plantify”), pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock. The Securities Exchange Closing occurred on April 5, 2023.

Upon the Closing, we issued 1,164,374 shares of Common Stock to Plantify, which amount represented 19.99% of Save Foods’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of our outstanding capital stock as of immediately following the Closing), and Plantify issued 30,004,349 common shares of Plantify to us which amount represented 19.99% of Plantify’ outstanding capital stock as of immediately prior to the Closing (and 16.66% of Plantify’ outstanding capital stock as of immediately following the Closing).

In connection with, and contingent upon, the execution of the Agreement, the Company and Plantify executed a debenture (the “Debenture”), whereby we agreed to lend C$1,500,000 (approximately $1,124,000) to Plantify, (the “Principal”), which Principal will accrue interest at a rate of 8% annually and will be repayable by Plantify over approximately 18 months. The Debenture has a maturity date of October 4, 2024. The Principal may be converted, at our sole discretion, into common shares of Plantify at a price of C$0.05 per share until the first anniversary of the Debenture issuance date and C$0.10 per share thereafter. The accrued interest may be converted at the market price of Plantify’s common shares, subject to TSXV approval at the time of conversion. Plantify will execute a general security agreement in our favor and will specifically pledge to us the shares of Plantify’s subsidiary, Peas of Bean Ltd.

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

Results of Operations

Components of Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands, except share and per share data	2023	2022	2023	2022

Revenues from sales of products	157,618	118,710	36,608	31,080
Cost of sales	(69,753)	(54,847)	(27,007)	(12,998)
Gross profit (loss)	87,865	63,863	9,601	18,082

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

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2023	2022	2023	2022
Salaries and related expenses	67,672	173,557	(6,959)	58,742
Share based compensation	-	2,921	-	972
Professional fees	47,812	41,633	8,158	17,331
Laboratory and field tests	823	54,483	62	13,488
Depreciation	8,276	35,267	3,767	17,477
Other expenses	11,182	14,877	11,829	5,366
Total	135,765	322,738	16,857	113,376

Following careful consideration, our board of directors decided to implement certain cost reduction measures in 2023, including, inter alia, the reduction of our research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2023	2022	2023	2022
Salaries and related expenses	91,492	150,965	52,560	68,705
Share based compensation	-	2,921	-	2,142
Professional fees	16,211	86,975	7,500	31,354
Commissions	9,204	8,135	-	2,669
Travel abroad	8,182	29,627	4,281	16,065
Transport and storage	21,752	15,855	15,964	8,037
Other expenses	11,080	28,571	8,470	15,941
Total	157,921	323,049	88,775	144,913

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, insurance and other non-personnel related expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2023	2022	2023	2022
Professional services	1,000,563	1,165,349	436,520	612,653
Share based compensation	933,491	397,655	134,972	207,636
Salaries and related expenses	129,638	159,464	51,142	68,685
Insurance	137,240	246,030	53,144	110,155
Other expenses	177,219	72,184	68,509	37,596
Total	2,378,151	2,040,682	744,287	1,036,725

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenues

Revenues for the three months ended June 30, 2023 were $36,608, an increase of $5,528, or 18%, compared to $31,080 during the three months ended June 30, 2022. The increase is mainly a result of an increase in our sales in Mexico.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended June 30, 2023 was $27,007, an increase of $14,009, or 108%, compared to total cost of revenues of $12,998 for the three months ended June 30, 2022. The increase mainly results from an increase in salaries due to the hiring of an additional employee.

Gross Profit (loss)

Gross profit for the three months ended June 30, 2023 was $9,601, a decrease of $8,481, or 47%, compared to a gross profit of $18,082 for the three months ended June 30, 2022. The decrease is mainly a result of the increase in our cost of sales as detailed above.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended June 30, 2023 were $16,857, a decrease of $96,519, or 85%, compared to total research and development expenses of $113,376 for the three months ended June 30, 2022. The decrease is mainly attributable to the decrease in salaries and related expenses and field tests followed by our board of directors’ resolution to implement certain cost reduction measures, in light of the prevailing macroeconomic conditions and certain results of our operations. These cost reduction measures, included inter alia, the reduction of our budget in connection with our research and development activities shifting our focus mainly on the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended June 30, 2023 were $88,775, a decrease of $56,138, or 39%, compared to total selling and marketing expenses of $144,913 for the three months ended June 30, 2022. The decrease is mainly attributable to the decrease in salaries and related costs and other professional fees associated with our sales resulted of a reduction in manpower following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended June 30, 2023 were $744,287, a decrease of $292,437, or 28%, compared to total general and administrative expenses of $1,036,725 for the three months ended June 30, 2022. The decrease is mainly a result of the decrease in professional services, share-based compensation to our employees and service providers and insurance costs.

Financing Income, Net

Financing income, net for the three months ended June 30, 2023 was $10,982, a decrease of $1,946, or 15%, compared to $12,928 for the three months ended June 30, 2022. The decrease is mainly a result of the increase in exchange rate differences expenses offset by an increase in interest income on our cash balances.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended June 30, 2023 was $714,935, compared to $1,264,004 for the three months ended June 30, 2022, a decrease of $549,069, or 43%.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenues

Revenues for the six months ended June 30, 2023 were $157,618, an increase of $38,908, or 33%, compared to $118,710 during the six months ended June 30, 2022. The increase is mainly a result of an increase in our sales in Mexico.

We do not have backlogs or firm commitments from our customers for our products. Our sales might deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of sales for the six months ended June 30, 2023 were $69,753, an increase of $14,906, or 27%, compared to $54,847 for the six months ended June 30, 2022. The increase is mainly results from an increase in salaries due to the hiring of an additional employee.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $87,865, an increase of $24,002, or 38%, compared to a gross profit of $63,863 for the six months ended June 30, 2022. The increase is mainly a result of the increase in revenues as detailed above under the heading “Revenues”.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, related materials and overhead expenses. Research and development expenses for the six months ended June 30, 2023 were $135,765, a decrease of $186,973, or 58%, compared to total research and development expenses of $322,738 for the six months ended June 30, 2022. The decrease is mainly attributable to the decrease in salaries and related expenses and field tests followed by our board of directors’ resolution to implement certain cost reduction measures, in light of the prevailing macroeconomic conditions and certain results of our operations. These cost reduction measures, included inter alia, the reduction of our budget in connection with our research and development activities shifting our focus mainly on the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the six months ended June 30, 2023 were $157,921, a decrease of $165,128, or 51%, compared to total selling and marketing expenses of $323,049 for the six months ended June 30, 2022. The decrease is mainly attributable to the decrease in salaries and related costs and other professional fees associated with our sales resulted of a reduction in manpower following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the six months ended June 30, 2023 were $2,378,151, an increase of $337,469, or 17%, compared to total general and administrative expenses of $2,040,682 for the six months ended June 30, 2022. The increase is mainly a result of the increase in share based compensation expenses, offset by a decrease in salaries and related expenses and insurance costs.

Financing Income, Net

Financing income, net, for the six months ended June 30, 2023 was $33,087, an increase of $14,255, or 76%, compared to total financing expenses of $18,832 for the six months ended June 30, 2022. The increase is mainly a result of the increase in interest on our cash balances offset by a decrease in exchange rate differences.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the six months ended June 30, 2023 was $2,436,484, compared to $2,603,774 for the six months ended June 30, 2022, an increase of $167,290, or 6%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2023, we have funded our operations, principally with approximately $20 million (net of issuance expenses), from the issuance of shares of our Common Stock, options and loans.

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

On March 29, 2023, the Board of Directors approved the amendment of the consulting agreement with EU Agritech, pursuant to which EU Agritech received $100,000 in restricted shares of Common Stock. On April 3, 2023, the Company issued to the EU Agritech 147,059 restricted shares of Common Stock.

On April 3, 2023, the Company issued 19,000 shares of Common Stock in respect to the Board approval of Joachim Fuchs consulting agreement, subject to our 2022 Share Incentive Plan. The shares are subject to a twenty four months lockup period.

On April 3, 2023, the Company approved the equity grant of 1,000,000 shares of Common Stock to executive officers, employees, directors and consultants (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs on March 29, 2023. We estimated the value of the shares issued at $678,000 based on the share price of the date of the board resolution.

On April 6, 2023, we completed a Securities Exchange agreement with Plantify, in which we issued 1,164,374 shares of Common Stock to Plantify, which amount represented 19.99% of our outstanding capital stock as of immediately prior to the Closing (and 16.66% of our outstanding capital stock as of immediately following the Closing), and Plantify issued 30,004,349 common shares of Plantify to us, representing 19.99% of Plantify’s outstanding capital stock as of immediately prior to the Closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the Closing).

In connection with, and contingent upon, the execution of the Agreement, the Company and Plantify executed the Debenture, whereby Save Foods agreed to lend C$1,500,000 (approximately $1,124,000) to Plantify, which Principal will accrue interest at a rate of 8% annually and will be repayable by Plantify over approximately 18 months. The Debenture has a maturity date of October 4, 2024. The Principal may be converted, at Save Foods’ sole discretion, into common shares of Plantify at a price of C$0.05 per share until the first anniversary of the Debenture issuance date and C$0.10 per share thereafter. The accrued interest may be converted at the market price of Plantify’s common shares, subject to TSXV approval at the time of conversion. Plantify will execute a general security agreement in Company’s favor and will specifically pledge to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

The table below presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	(1,634,418)	(2,355,007)

Net cash used in investing activities	(1,101,669)	(15,681)

Net cash used in financing activities	-	(3,965)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,719	(4,239)

Decrease in cash and cash equivalents	(2,733,368)	(2,378,892)

As of June 30, 2023, we had cash and cash equivalents of $2,969,707, as compared to $4,378,434 as of June 30, 2022. As of June 30, 2023, we had a working capital of $3,365,898, as compared to the working capital of $4,227,109 as of June 30, 2022. The decrease in our cash balance is mainly attributable to cash used in operations.

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2023, we had an accumulated deficit of $25 million, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

We believe that our existing capital resources will be sufficient to support our operating plan through the middle of third quarter 2024; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital.

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing Common Stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the Common Stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Operating Activities

Net cash used in operating activities was $1,634,418 for the six months ended June 30, 2023, as compared to $2,355,007 for the six months ended June 30, 2022. The decrease is mainly attributable to our net loss of $2,499,184, a decrease in account receivable offset by an increase in non-cash expenses such as share-based compensation.

Investing Activities

Net cash used in investing activities was $1,101,669 for the six months ended June 30, 2023, as compared to net cash used in investing activities of $15,681 for the six months ended June 30, 2022. The increase is mainly attributable to the investment in Plantify in April 2023.

Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2023, as compared to net cash provided by financing activities of $3,965 for the six months ended June 30, 2022. The decrease is mainly the result of the repayment of a long-term loan during the period of three months ended June 30, 2022 which was fully repaid during 2022.

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

On July 23, 2023, we entered into the Purchase Agreement with YA, pursuant to which YA has agreed to purchase up to $3.5 million Common Stock, over the course of 40 months after the date of the Purchase Agreement. The price of the shares to be issued under the Purchase Agreement will be 94% of the lowest VWAP of our Common Stock for the three days prior to the delivery of each of our advance notices. The Advances are subject to certain limitations, including that (i) YA cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of Common Stock at the time of an Advance; (ii) unless the Company’s stockholders approve the Nasdaq 20% Share Issuance Approval, YA cannot acquire more than the Exchange Cap, (iii) the Company may request YA to advance up to $700,000 of the $3,500,000 commitment amount, with such advances to be evidenced by the Note, but such request may only be made after the Nasdaq 20% Share Issuance Approval, and the Company cannot request any such advances after January 31, 2024. The stockholders will vote on the Nasdaq 20% Share Issuance Approval at the annual general meeting of stockholders, to be held on October 2, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, each of our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting occurred during the second quarter of 2023 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting:

Effective as of July 16, 2023, David Palach’s term as Interim Chief Financial Officer concluded following Ms. Lital Barda’s return from maternity leave. Mr. Palach will continue his role as Chief Executive Officer.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

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

On April 3, 2023, the Company issued 147,059 shares of Common Stock to EU Agritech in consideration for consulting services rendered to the Company.

On April 3, 2023, the Company issued 19,000 shares of Common Stock to Joachim Fuchs, chairman of the board of directors of our subsidiary, Save Foods Ltd., under the Company’s 2022 Share Incentive Plan.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this Quarterly Report.

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

Date: August 14, 2023	SAVE FOODS INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Lital Barda
	Name:	Chief Financial Officer
	Title:	(Principal Financial and Accounting Officer)

