Form 10-Q
period 2023-09-30
Save Foods, Inc.
filed 2023-11-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-40403

SAVE FOODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

HaPardes 134 (Meshek Sander)
Neve Yarak, Israel	4994500
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2023, the registrant had 1,466,844 shares of common stock, par value $0.0001 (the “Common Stock”) issued and outstanding.

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

Save Foods, Inc.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our customers require that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	we need to raise additional capital or sell more of our products to continue as a going concern;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong sales cycle;

●	commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Israel, Spain, Italy, Chile, Colombia, Peru, and South Africa, which might take longer than expected;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our reliance on rapidly establishing global distributorship network in order to effectively market our products;

●	results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals;

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	our business and operations may be affected by climate change conditions, which could materially harm our financial results;

●	risks relating to portfolio concentration;

●	risks relating to international expansion of our business and operations;

●	conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations and limit our ability to manage and market our products, which would lead to a decrease in revenues;

●	the effect of COVID-19 on our business; and

●	information with respect to any other plans and strategies for our business.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. A description of these and other risks and uncertainties that could affect our business may be found in the section captioned “Risk Factors” of a registration statement on Form S-1 (File No. 333-274932) which we filed on October 11, 2023, and which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 30, 2023 (the “S-1 Registration Statement”), and in our other reports filed with the SEC.

Given these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we disclaim any obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events, changed circumstances or any other reason.

Unless noted otherwise, all references to the number of shares of Common Stock, stock option and per share information in this Quarterly Report have been adjusted retroactively to reflect the Company’s 1:7 reverse stock split of its Common Stock that became effective on October 5, 2023 (the “Reverse Stock Split”).

4

PART I – FINANCIAL INFORMATION

SAVE FOODS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2023

IN U.S. DOLLARS

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	1,934,634	5,700,709
Restricted cash	46,195	50,062
Accounts receivable, net	45,766	192,597
Inventories	90,764	81,706
Prepaid expenses	707,684	-
Other current assets	20,012	247,370
Total Current assets	2,845,055	6,272,444

Right-of-use asset arising from operating lease	72,915	121,855
Property and equipment, net	51,855	97,914
Investment in nonconsolidated affiliate (Note 3)	2,281,478	-
Total assets	5,251,303	6,492,213

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	415,830	419,814
Other liabilities	217,643	295,035
Total current liabilities	633,473	714,849
Operating lease liabilities	-	40,023
Total liabilities	633,473	754,872

Stockholders’ Equity (*)
Common Stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of September 30, 2023 and December 31, 2022; issued and outstanding 1,445,558 and 688,272 shares as of September 30, 2023 and December 31, 2022, respectively.	146	69
Preferred stock of $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; issued and outstanding 0 shares as of September 30, 2023 and December 31, 2022.	-	-
Additional paid-in capital	32,238,304	28,710,412
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(27,626,606)	(22,837,827)
Total Company’s stockholders’ equity	4,585,569	5,846,379
Non-controlling interests	32,261	(109,038)
Total equity	4,617,830	5,737,341
Total liabilities and equity	5,251,303	6,492,213

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2023	2022	2023	2022

Revenues from sales of products	157,618	169,943	-	51,233
Cost of sales	(70,229)	(79,249)	-	(24,402)
Gross profit (loss)	87,389	90,694	-	26,831
Research and development expenses	(1,828,970)	(521,239)	(1,693,205)	(198,501)
Selling and marketing expenses	(217,907)	(440,156)	(60,462)	(117,107)
General and administrative expenses	(3,481,408)	(3,519,746)	(1,103,257)	(1,479,064)
Operating loss	(5,440,896)	(4,390,447)	(2,856,924)	(1,767,841)
Financing income (expenses), net	43,666	17,498	10,579	(1,334)
Other income	12,294	-	-	-
Changes in fair value of an investment in an associate measured under the fair value option	(87,576)	-	(189,683)	-
Net loss	(5,472,512)	(4,372,949)	(3,036,028)	(1,769,175)
Less: net loss attributable to non-controlling interests	683,733	27,116	670,432	9,762
Net loss attributable to the Company’s stockholders’ equity	(4,788,779)	(4,345,833)	(2,365,596)	(1,759,413)

Loss per share (basic and diluted) (*)	(4.69)	(9.12)	(1.78)	(3.15)

Basic and diluted weighted average number of shares of Common Stock outstanding (*)	1,020,339	476,314	1,331,070	557,827

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*)

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2022	688,272	69	28,710,412	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

Share based compensation to employees and directors	142,860	14	691,005	-	-	691,019	201	691,220
Issuance of shares to services providers	6,288	1	67,613	-	-	67,614	-	67,614
Comprehensive loss for the period	-	-	-	-	(1,713,678)	(1,713,678)	(7,871)	(1,721,549)
BALANCE AT MARCH 31, 2023	837,420	84	29,469,030	(26,275)	(24,551,505)	4,891,334	(116,708)	4,774,626

Issuance of shares for exchange agreement	166,340	17	826,688	-	-	826,705	-	826,705
Share based compensation to employees and directors			5,699	-	-	5,699	88	5,787
Issuance of shares to services providers	135,926	14	670,226	-	-	670,240	-	670,240
Comprehensive loss for the period	-	-	-	-	(709,505)	(709,505)	(5,430)	(714,935)
BALANCE AT JUNE 30, 2023	1,139,686	115	30,971,643	(26,275)	(25,261,010)	5,684,473	(122,050)	5,562,423

Issuance of shares for exchange agreement	223,008	22	997,002	-	-	997,024	664,683	1,661,707
Share based compensation to employees and directors	-	-	3,857	-	-	3,857	60	3,917
Issuance of shares to services providers	56,640	6	302,817	-	-	302,823	-	302,823
Issuance of shares for standby equity purchase agreement	26,224	3	122,985	-	-	122,988	-	122,988
Transactions with non-controlling interests	-	-	(160,000)	-	-	(160,000)	160,000	-
Comprehensive loss for the period	-	-	-	-	(2,365,596)	(2,365,596)	(670,432)	(3,036,028)
BALANCE AT SEPTEMBER 30, 2023	1,445,558	146	32,238,304	(26,275)	(27,626,606)	4,585,569	32,261	4,617,830

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2021	429,953	43	23,607,741	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611

Issuance of shares to employees and services providers	5,072	1	279,142	-	-	279,143	591	279,734
Share based compensation to employees and directors	-	-	11,642	-	-	11,642	180	11,822
Comprehensive loss for the period	-	-	-	-	(1,329,750)	(1,329,750)	(10,020)	(1,339,770)
BALANCE AT MARCH 31, 2022	435,025	44	23,898,525	(26,275)	(18,427,977)	5,444,317	(79,920)	5,364,397

Issuance of shares to employees and services providers	4,873	*	283,114	-	-	283,118	-	283,118
Share based compensation to employees and directors	-	-	5,098	-	-	5,098	79	5,177
Comprehensive loss for the period	-	-	-	-	(1,256,670)	(1,256,670)	(7,334)	(1,264,004)
BALANCE AT JUNE 30, 2022	439,898	44	24,186,741	(26,275)	(19,684,647)	4,475,863	(87,175)	4,388,688

Issuance of shares, net of issuance costs of $696,670	228,572	23	4,103,307	-	-	4,103,330	-	4,103,330
Issuance of shares to employees and services providers	11,217	1	245,463	-	-	245,464	-	245,464
Share based compensation to employees and directors	-	-	47,535	-	-	47,535	736	48,271
Comprehensive loss for the period	-	-	-	-	(1,759,413)	(1,759,413)	(9,762)	(1,769,175)
BALANCE AT SEPTEMBER 30, 2022	679,687	68	28,583,046	(26,275)	(21,444,060)	7,112,779	(96,201)	7,016,578

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

SAVE FOODS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Nine months ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(5,472,512)	(4,372,949)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	35,564	30,528
Decrease in liability for employee rights upon retirement, net	-	(17,758)
Issuance of shares to employees and services providers	1,243,160	641,463
Non- cash expenses in the Yaaran purchase transaction	1,661,707	-
Share based compensation to employees and directors	18,164	65,270
Gain from sales of property and equipment	(12,294)	-
Loss on investment in nonconsolidated affiliate	87,576	-
Interest expenses on loans	-	(643)
Exchange rate differences on operating leases	(3,446)	(13,912)
Decrease in accounts receivable	146,831	123,301
Increase in inventory	(9,058)	(62,258)
Decrease (increase) in other current assets	122,936	(241,566)
Decrease in accounts payable	(12,470)	(190,203)
Decrease in other liabilities	(65,027)	(87,975)
Net cash used in operating activities	(2,258,869)	(4,126,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	(1,542,348)	-
Purchase of property and equipment	-	(47,593)
Proceeds from sales of property and equipment	22,789	-
Decrease in funds in respect of employee rights upon retirement	-	12,163
Net cash used in investing activities	(1,519,559)	(35,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term loans from banking institutions	-	(5,889)
Proceeds from stock issued for cash, net of issuance costs	-	4,103,330
Net cash provided by financing activities	-	4,097,441

Effect of exchange rate changes on cash and cash equivalents	8,486	(3,235)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,769,942)	(67,926)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,750,771	6,807,612

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	1,980,829	6,739,686

Supplemental disclosure of cash flow information:
Non cash transactions:
Issuance of shares in exchange for investment in nonconsolidated affiliate (see Note 3)	826,705	-
Issuance of shares for future services	603,262	166,853
Initial recognition of operating lease right-of-use assets	-	56,671
Initial recognition of operating lease liability	-	56,671

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

On May 13, 2021, the Company completed an underwritten public offering of 1,090,909 shares of its Common Stock for net proceeds of $10,457,862. Commencing on May 14, 2021, the Company’s Common Stock was listed on the Nasdaq Capital Market under the symbol “SVFD”.

On August 15, 2022, the Company completed an underwritten public offering of 1,600,000 shares of its Common Stock for net proceeds of $4,103,330.

B.	Reverse stock split

On October 4, 2023, following the 2023 annual meeting of stockholders (see note 9(2) below), the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation in Delaware to effect a one for seven reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”). The Amendment became effective on October 5, 2023.

As a result of the Reverse Stock Split, every seven shares of the Company’s outstanding Common Stock prior to the effect of that amendment were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split and the shares were rounded to the nearest whole number. The authorized capital and par value of the Common Stock remained unchanged.

All shares, stock option and per share information in these consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.

C.	Securities Exchange agreement with Plantify

On March 31, 2023, the Company entered into the securities exchange agreement with Plantify Foods, Inc. (“Plantify”) - see Note 3 below for further information.

D.	Stock Exchange Agreement with Yaaran Investments

On August 29, 2023, the Company closed exchange transactions (the “Exchange”), pursuant to the terms of a stock exchange agreement, entered on July 11, 2023, as amended on July 24, 2023 and August 13, 2023, by and among the Company, Save Foods Ltd., Yaaran Investments Ltd., an Israeli company (“Yaaran”), and a yet-to-be formed Israeli company (“NewCo”), (the “Exchange Agreement”). The closing conditions for the consummation of the Exchange, required, among other things, the incorporation of NewCo in the State of Israel. On August 29, 2023, NewCo was incorporated under the name of “Nitrousink, Ltd.”, and on the same date, Nitrousink, Ltd. issued the Company 4,200,000 shares, representing 60% of its share capital on a fully diluted pre-closing basis in exchange for 223,008 of Save Foods Inc. shares, issued to Yaaran on July 27, 2023, which amount represented 19.99% of the Company’s outstanding capital stock as of immediately prior to the Exchange (and 16.66% of the Company’s outstanding capital stock as of immediately following the Exchange). See also note 4(13) below. As a result, Nitrousink, Ltd. became a majority-owned subsidiary of the Company.

As part of the Exchange Agreement, the Company has committed to support Nitrousink’s commercialization efforts of certain technologies researched and developed (the “License”) together with the Government of Israel on behalf of the State of Israel, represented by the Head of Agricultural Research Organization and the Treasurer of A.R.O., by making available up to $1.2 million in three conditional installments.

At the Exchange date, Nitrousink was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License representing IPR&D had no alternative future use and therefore the entire purchase price allocated to the acquired IPR&D was charged to expense at the acquisition date as part of “Research and Development expenses” in the accompanying consolidated statement of operations for the nine months ended September 30, 2023.

E.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $28 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2023, management currently is of the opinion that its existing cash will be sufficient to fund operations until the middle of the third quarter of 2024. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue securing sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on favorable terms, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations (See also note 9(1)).

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023, and 2022, changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies except for the accounting policies investment in non-consolidated affiliate and for the issuance of shares in connection with the Exchange Agreement as discussed below.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements of the Company include the Company and its majority-owned subsidiary. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share based compensation and fair value measurements of investment in nonconsolidated affiliate.

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

Fair value (continue)

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	1,252,178	-	-	1,252,178
Convertible loan	-	-	1,029,300	1,029,300
Total assets	1,252,178	-	1,029,300	2,281,478

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Fair value (continue)

The following table presents the changes in fair value of the Level 1 assets for the period April 5, 2023 through September 30, 2023:

Changes in Fair value
US$
Assets:
Initial recognition of the investment in Plantify as at April 5, 2023 (*)	929,800
Additional investment in shares of Plantify	417,890
Changes in fair value	(95,512)
Outstanding at September 30, 2023	1,252,178

The following table presents the changes in fair value of the Level 3 assets for the period April 5, 2023 through September 30, 2023:

Changes in Fair value
US$
Assets:
Initial recognition of the convertible loan issued as at April 5, 2023 (*)	1,021,300
Changes in fair value	8,000
Outstanding at September 30, 2023	1,029,300

(*)	Relative fair value calculated at inception.

Asset acquisitions

The Company’s consolidated financial statements include the operations of acquired subsidiaries from the date the Company gains control over them.

When the screening test of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business, suggests that substantially all of the fair value of the gross assets of a subsidiary acquired is concentrated in a single asset or a group of similar assets, such as a single IPR&D asset, the acquired net assets do not meet the definition of a business. Noncontrolling interests of a subsidiary that does not meet the definition of a business are initially measured at fair value. For more details see Note 1D.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement with Plantify, pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock (the “Securities Exchange”). The Securities Exchange closing occurred on April 5, 2023.

Upon the closing of the Securities Exchange, the Company issued 166,340 shares of the Company’s Common Stock to Plantify, which amount represented 19.99% of Save Foods’ outstanding capital stock as of immediately prior to the closing (and 16.66% of the Company’s outstanding capital stock as of immediately following the closing), and Plantify issued 30,004,349 common shares of Plantify to the Company representing 19.99% of Plantify’s outstanding capital stock as of immediately prior to the closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the closing).

In connection with the Securities Exchange Agreement, the Company and Plantify executed a debenture (the “Debenture”), whereby the Company agreed to lend C$1,500,000 (approximately US$1,124,000) to Plantify. The Debenture accrues interest at a rate of 8% annually and is repayable by Plantify on October 4, 2024. Outstanding principal under the Debenture may be converted, at the Company’s sole discretion, into common shares of Plantify at a price of C$0.05 per share for the first 12 months of the Debenture issuance date and C$0.10 per share thereafter. Accrued interest may be converted at the market price of Plantify’s common shares, subject to TSX Venture Exchange approval at the time of conversion. Plantify executed a general security agreement in the Company’s favor and pledged to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

On September 7, 2023, the Company purchased additional 55,004,349 common shares of Plantify at a price of C$0.01 per common share (C$404,890), in a rights offering, resulting in an increase of approximately 7% in the Company’s aggregate ownership of the issued and outstanding common shares of Plantify. Following the additional acquisition, the Company owns 85,008,698 common shares of Plantify, representing approximately 23% of its issued and outstanding common shares.

The Company determined that it has a significant influence over Plantify and such investment is accounted for under the equity method of accounting. At the initial recognition of the equity investment, the Company elected the fair value option where subsequent changes in fair value are recognized in earnings. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method, the Company applies it to all its financial interests in the same entity (equity and debt, including guarantees) that are eligible items. The equity investment in common shares of Plantify is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets, and is measured based on Plantify’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in gain (loss) on equity investments, net in the consolidated statement of income.

The fair value of the conversion feature loan was estimated using the Black-Scholes option pricing model using a third-party appraiser. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature as of the Securities Exchange closing and for September 30, 2023:

Fair value of the conversion feature	April 5, 2023	September 30, 2023
Expected volatility (%)	78.20%	125.10%
Risk-free interest rate (%)	4.34%	5.32%
Expected dividend yield	0.0%	0.0%
Contractual term (years) (*)	1	0.50
Conversion price (Canadian dollars)	(US$0.04) C$0.054	(US$0.04) C$0.054
Underlying share price (Canadian dollars)	(US$0.04) C$0.05	(US$0.02) C$0.027
Fair value (U.S. dollars)	$222,400	$42,700

(*)	The Company estimated that the probability that the Debenture would be converted following 12 months is minimal.

The significant observable inputs used in the fair value measurement of the conversion feature are mainly the expected volatility and risk free interest rate. Significant changes in any of those inputs in isolation would have resulted in a change in the fair value measurement.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED SUBSIDIARY (continued)

The fair value of the debt component of the Debenture was estimated with the assistance of a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the potential risk factor of the debt investment in Plantify, at 24.7%.

For the period between April 5, 2023 through September 30, 2023, an unrealized loss of $87,576 was recorded in loss on investment in nonconsolidated subsidiary in the Company’s consolidated statements of comprehensive loss.

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

April 5, 2023 Through September 30, 2023

Revenue	292,000
Gross loss	(31,000)
loss from continuing operations	(942,000)
Net loss	(1,612,000)

As of
September 30, 2023

Current assets	2,305,000
Noncurrent assets	1,405,000
Current liabilities	2,537,000
Noncurrent liabilities	931,000

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK

1.	On October 26, 2022, the Board approved the quarterly issuances of 715 shares of Common Stock to each of two consultants commencing on January 1, 2023, and ending on December 31, 2024. On January 2, 2023, April 3, 2023 and August 7, 2023, the Company issued 1,430 shares of Common Stock to each of the consultants. The Company determined the value of the shares issued based on the share price on the date of the board approval. The Company recorded share-based compensation expenses of $59,695 for the nine months ended September 30, 2023 and $19,919 for the three months ended September 30, 2023.

On August 3, 2023, the Board approved the issuance of a one-time bonus of 21,428 shares of Common Stock to each of the two consultants. On August 7, 2023, the Company issued 21,428 shares of Common Stock for each of the consultants. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share-based compensation expenses of $173,991.

2.	On October 26, 2022, pursuant to an investor relations consulting agreement, the board approved quarterly issuances of 1,286 shares of Common Stock to a consultant starting in the first quarter of 2023. On each of January 2, 2023, April 3, 2023 and August 7, 2023, the Company issued 1,286 shares of Common Stock. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share based compensation expenses of $53,734 for the nine months ended September 30, 2023 and $17,914 for the three months ended September 30, 2023.

3.	On January 20, 2023, the Company entered into a consulting agreement with a consultant for a period of twelve months. According to the agreement, the Company will issue on a quarterly basis, subject to the approval of the board (a) 3,572 restricted shares of the Company’s Common Stock issued fully earned in connection with services rendered for the first quarter of 2023, and (b) 2,143 restricted shares of Common Stock issued fully earned in connection with services rendered for each subsequent quarter of 2023, such that the consultant will receive an aggregate of 10,001 restricted shares of Common Stock.

On February 13, 2023, the Company issued the first 3,572 shares of Common Stock.

On April 27, 2023, the Company issued 2,143 shares of Common Stock. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share-based compensation expenses of $47,680 for the nine months ended September 30, 2023.

On June 14, 2023, the Company entered into a new superseding consulting agreement (see note 4 (9) below).

4.	On March 29, 2023, the board approved the amendment to the consulting agreement with EU Agritech Investment Ltd (“EU Agritech”), pursuant to which EU Agritech will receive $100,000 in restricted shares of Common Stock to be issued on the effective date of the amendment as compensation for the first twelve months of services provided to the Company. On April 3, 2023, the Company issued 21,009 shares of Common Stock to EU Agritech. During the period of nine months ended September 30, 2023, the Company recorded $66,667 as share based compensation expenses and the remaining was classified as prepaid expenses in other current assets.

The board additionally approved the amendment to a consulting agreement with Joachim Fuchs pursuant to which it issued 7,143 restricted shares of Common Stock, under the Company’s 2022 Share Incentive Plan (see note 5). These shares will be subject to a twenty four months lockup period.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK (continue)

5.	On March 29, 2023, the board approved the immediate issuance of an equity grant to executive officers, employees, directors and consultants of an aggregate of 142,860 shares of Common Stock (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs as detailed in note 4(4) above). Such shares were issued on April 3, 2023. The Company estimated the value of the shares issued at $678,000 based on the share price of the date of the board approval and recorded $678,000 as share based compensation expenses during the nine months ended September 30, 2023.

6.	On March 31, 2023, the Company entered into the securities exchange agreement with Plantify pursuant to which each of the respective parties agreed to issue to the opposite party 19.99% of its issued and outstanding capital stock on a pre-closing basis. The Securities Exchange closing occurred on April 5, 2023. Upon the closing, the Company issued 166,340 shares of Common Stock to Plantify (see note 3 above).

7.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of 18 months. According to the agreement, the Company will issue, subject to the approval of the board, 25,715 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 8,572 shares of Common Stock upon the six months anniversary of the agreement date, (b) 8,572 shares of Common Stock upon the nine months anniversary of the agreement date, and (c) 8,571 shares of Common Stock twelve months anniversary of the agreement date.

On June 21, 2023, the Company issued 25,715 restricted shares of Common Stock. The Company determined the value of the shares issued at $122,400 based on the share price on the agreement date, of which $27,200 was recorded as share based compensation expenses during the nine months ended September 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

8.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of two years. According to the agreement, the Company will issue, subject to the approval of the board, 35,715 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 11,905 shares of Common Stock upon the six months anniversary of the agreement date, (b) 11,905 shares of Common Stock upon the nine months anniversary of the agreement date, and (c) 11,905 shares of Common Stock upon the 12 months anniversary of the agreement date.

On June 21, 2023, the Company issued 35,715 restricted shares of Common Stock. The Company determined the value of the shares issued at $170,000 based on the share price on the agreement date, of which $29,110 was recorded as share based compensation expenses during the nine months ended September 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

9.	On June 14, 2023, the Company entered into a consulting agreement with a consultant for a period of 30 months. According to the agreement, the Company will issue, subject to the approval of the board, 32,143 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 10,715 shares of Common Stock upon the six months anniversary of the agreement date, (b) 10,714 shares of Common Stock upon the nine months anniversary of the agreement date, and (c) 10,714 shares of Common Stock upon the twelve months anniversary of the agreement date.

On June 21, 2023, the Company issued 32,143 restricted shares of Common Stock. The Company determined the value of the shares issued at $147,150 based on the share price on the agreement date, of which $17,407 was recorded as share based compensation expenses during the nine months ended September 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK (continue)

10.	On June 15, 2023, the Company entered into a consulting agreement with a consultant for a period of three months. According to the agreement, the Company will issue, subject to the approval of the board the following: (a) restricted Common Stock representing an aggregate value of $75,000, upon the execution of the agreement, and (b) a monthly cash fee of $5,000.

By June 30, 2023, the Company issued an aggregate of 16,485 shares of Common Stock, the Company was recorded $75,000 as share based compensation expenses during the nine months ended September 30, 2023.

11.	On June 21, 2023, the Company entered into a consulting agreement with legal advisors pursuant to which the legal advisors shall provide the Company with certain legal services in consideration for total of $22,500 in cash and $22,500 in restricted Common Stock of the Company of which $11,250 in cash and $11,250 in restricted Common Stock shall be paid upon execution of the agreement and the remaining after the completion of the legal services. On July 6, 2023, the Company issued 4,945 shares of restricted Common Stock as consideration for the first installment. The Company determined the value of the shares issued at $24,137 based on the share price on the agreement date, which recorded as prepaid expenses in other current assets during the nine months ended September 30, 2023. In addition, on September 6, 2023, the Company issued 6,123 shares of Common Stock pursuant to a retainer legal services agreement dated August 7, 2023. The Company determined the value of the shares issued at $66,862 based on the share price on the agreement date, of which $9,892 was recorded as share based compensation expenses during the nine months ended September 30, 2023 and the remaining was classified as prepaid expenses in other current assets.

12.	On July 23, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”), with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $3.5 million shares of the Company’s Common Stock over the course of 40 months after the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s Common Stock for the three days prior to delivery of each advance notice by the Company. Each issuance and sale by the Company to the Investor under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of the Company’s shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $200,000. With respect to each Advance notice, if the Company notifies the Investor of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by the Company, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

The Advances are subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding shares of Common Stock at the time of an Advance or acquiring more than 19.99% of the Company’s outstanding shares of Common Stock as of the date of the Purchase Agreement (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The Purchase Agreement will terminate automatically on the earlier of December 1, 2026 or when the Investor has purchased an aggregate of $3.5 million shares of the Company’s Common Stock. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor.

The Purchase Agreement provided that, subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon the request of the Company, the Investor will advance to the Company up to $700,000 of the $3,500,000 commitment amount, with such Advances to be evidenced by a promissory note (the “Note”). The request by the Company for such Advances may only be made after the approval of the stockholders of the transactions contemplated by the Purchase Agreement, and the Company cannot request any Advances after January 31, 2024. There is a 3% discount to the amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, a one tenth of the outstanding principal of each Note and accrued interest thereon either (i) in cash or (ii) by submitting an advance notice pursuant to the Purchaser Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The first payment is due 60 days after the issuance of a Note, with each subsequent payment due 30 days after the prior payment. Unless otherwise agreed by the Investor, the funds received by the Company pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under the Note.

The conditions that must be satisfied prior to the Investor advancing the Company funds pursuant to the terms of the Note include obtaining shareholder approval of the transactions contemplated by the Purchase Agreement (on October 2, 2023, at the annual meeting of stockholders, the stockholders approved the issuance of more than 20% of our issued and outstanding Common Stock, permitting us to request Advances from the Investor under the Purchase Agreement that will result in the issuance of more than 20% of our issued and outstanding shares of Common Stock as of the date of the Purchase Agreement without being subject to the Exchange Cap), the delivery by the Company to the Investor of a request to lend funds pursuant to the Note prior to January 31, 2024, no events which could have a material adverse on the Company and other conditions customary of financings of this nature.

On September 27, 2023, the Company issued 26,224 shares of Common Stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $122,988 based on the share price on the agreement date, which recorded as prepaid expenses in other current assets during the nine months ended September 30, 2023.

On October 11, 2023, the Company filed a registration statement on Form S-1 with the SEC (File No. 333-274932), which was declared effective by the SEC on October 30, 2023 (the “S-1 Registration Statement”), registering for resale up to 1,000,000 shares of Common Stock on behalf of the Investor, that may be offered and sold by the Investor from time to time under the terms of the Purchase Agreement. On October 31, 2023, following the effectiveness of the Registration Statement, the Company received a gross amount of $700,000 and issued the Note to the Investor pursuant to the Purchase Agreement. The first payment under the Note is due December 31, 2023. Unless otherwise agreed by the Investor, the funds received by the Company pursuant to the Purchase Agreement for the sale of shares of Common Stock to the Investor will first be used to satisfy any payments due under the Note.

13.	On July 27, 2023, the Company issued 223,008 shares of Common Stock to Yaaran pursuant to the terms of the Exchange Agreement described in note 1d above. The Company determined the value of the shares issued at $997,024 based on the share price on the agreement date, which was recorded as research and development expenses during the nine months ended September 30, 2023.

NOTE 5 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	33,533	21.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2023	33,533	21.00
Number of options exercisable at September 30, 2023	31,027	21.88

The aggregate intrinsic value of the awards outstanding as of September 30, 2023, is $0. This amount represents the total intrinsic value, based on the Company’s stock price of $ 3.58 as of September 30, 2023, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock options compensation for employees and directors for the nine months ended September 30, 2023 were $18,164 and for the three months ended September 30, 2023 were $3,917.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 6 – COMMITMENTS

1.	On January 26, 2023, the Company entered into an Advisory Agreement with a consultant for a period of ninety days which may be extended for any term mutually acceptable to the parties thereto. According to the agreement, the consultant shall serve as an advisor to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company shall pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under the Equity Purchase Agreement to be paid within five working days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee shall be 5%. On July 20, 2023, the Company and the consultant extended the term of the agreement until October 12, 2023. As of September 30, 2023 no such Success Fee was paid or accrued for.

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30,
	2023		2022

General and administrative expenses:
Directors compensation		317,502		309,759
Salaries and fees to officers		798,663		464,180
	(*)	1,116,165	(*)	773,939

(*) of which share based compensation		497,905		104,591

Research and development expenses:
Salaries and fees to officers		33,417	(*)	87,629

(*) of which share based compensation		-		3,024

Selling and marketing expenses:
Salaries and fees to officers		33,417	(*)	87,629

(*) of which share based compensation		-		3,024

B.   Balances with related parties and officers:

Other accounts payables	95,390	90,089

1.	On March 29, 2023, the board approved the amendment to a consulting agreement with Joachim Fuchs, Chairman of the Board of Directors of Save Foods Ltd pursuant to which he will receive a monthly compensation of $1,000 (plus VAT if required by law). The board additionally approved the issuance of 50,000 restricted shares of Common Stock under the Company’s 2022 Share Incentive Plan. These shares will be subject to a twenty four month lockup period.

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

A.	Information on sales by geographic distribution:

The Company has one operating segment. Sales are attributed to geographic distribution based on the location of the customer.

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022

Israel	5,221	14,514	-	3,301
United States	41,554	35,948	-	-
Mexico	109,824	119,481	-	47,932
Turkey	1,019	-	-	-
	157,618	169,943	-	51,233

B.	Sales to single customers exceeding 10% of sales (US$):

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022

Customer A	109,824	119,481	-	47,932
Customer B	41,554	35,948	-	-
	151,378	155,429	-	47,932

C.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of September 30, 2023 and 2022:

	As of September 30,
	2023	2022

Israel	118,165	238,982
United States	6,605	13,603
	124,770	252,585

SAVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

1.	Because most of our operations are conducted in Israel and all members of our board of directors, management, as well as a majority of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers in the southern part of the country. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In the weeks since the initial attack by Hamas, hostilities along Israel’s northern border with Hezbollah located in Lebanon have accelerated, and this clash may escalate in the future into a greater regional conflict.

Following the brutal attacks on Israel, the mobilization of army reserves and the government declaring a state of war in October 2023, there was a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the supply chain and production, a decrease in the volume of national transportation, a shortage in manpower due to employees being called for active reserve duty as well as a rise in the exchange rate of foreign currencies in relation to the New Israel Shekel. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its business, operations and affairs.

The intensity and duration of Israel’s current war is difficult to predict, and as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. As at the reporting date the Company is unable to assess the extent of the effect of the war on its business activities and on the business activities of its subsidiaries, and on their medium and long term results. The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

2.	On October 2, 2023, the Company held its annual meeting of stockholders. At this meeting, stockholders approved, among other things (i) an amendment to the Company’s 2022 Share Incentive Plan (the “2022 Plan”) to increase the number of shares of Common Stock authorized for issuance under the 2022 Plan by an additional 928,572 shares of Common Stock, which amendment (the “2022 Plan Amendment”) was adopted by the board on July 31, 2023; (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Common Stock, by a ratio of no less than 1-for-7 and no more than 1-for-10, with the exact ratio to be determined by the board in its sole discretion (see note 1B above); (iii) the reincorporation of the Company from the State of Delaware to the State of Nevada by a parent-subsidiary merger, (iv) the issuance of more than 20% of the issued and outstanding Common Stock in a non-public offering pursuant to the terms of the Standby Equity Purchase Agreement, dated July 23, 2023, by and between the Company and YA II PN, Ltd., so that such issuances are made in accordance with Nasdaq Listing Rule 5635 and (v) a non-binding resolution to approve a grant of shares under the 2022 Plan, as compensation to each member of the board (excluding Roy Borochov).

3.	On October 4, 2023, the Company filed the amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective on October 5, 2023. Pursuant to the amendment, every seven shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and the shares were rounded to the nearest whole number. The authorized capital and par value of the Common Stock remained unchanged.

4.	On November 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Save Foods, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued Company’s business as the surviving corporation in the Reincorporation Merger under the name “Save Foods, Inc.” succeeding to all Company’s rights, assets, liabilities and obligations, except that its affairs ceased to be governed by the Delaware General Corporation Law and became subject to the Nevada Revised Statutes. Pursuant to the Merger Agreement, the Articles of Incorporation and the Bylaws of the Surviving Corporation (the “Nevada Bylaws”), as in effect prior to the consummation of the Reincorporation Merger, continue in full force and effect as the Surviving Corporation’s Articles of Incorporation and the Nevada Bylaws.

5.	On November 6, 2023, the Company issued 20,000 shares of Common Stock to the Investor pursuant to the terms of the Purchase Agreement, as detailed in note 4(12).

6.	On November 8, 2023, the Company issued to a consultant 1,286 shares of Common Stock for consulting services provided to the Company. see note 4(2).

7.

On November 12, 2023, upon the recommendation of the nominating and corporate governance committee of the board, Liat Sidi was appointed as a Class II Director to serve until the Company’s 2026 annual meeting of stockholders. Ms. Sidi was not appointed to serve on any committee of the board. The board of directors has determined that Ms. Sidi is independent and there are no family relationships between Ms. Sidi and any other director or executive officer of the Company. Ms. Sidi currently serves as a director of Plantify.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated interim financial statements (unaudited) and related notes thereto included elsewhere in this Quarterly Report and the consolidated financial statements and related notes thereto in our 2022 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section contained in the S-1 Registration Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Furthermore, certain disclosures and references made herein apply to Save Foods Ltd., the subsidiary of Save Foods, Inc. The primary business activities and operations discussed herein are performed by Save Foods Ltd., whereas Save Foods, Inc. operates as a holding company and is the Registrant for purposes of this Quarterly Report.

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

Recent Developments

Plantify Transactions

On March 31, 2023, we entered into a securities exchange agreement with Plantify Foods, Inc. (“Plantify”), pursuant to which each of the respective parties agreed to issue to the other party 19.99% of its issued and outstanding capital stock.

Upon the closing of the transaction on April 5, 2023, we issued 166,340 shares of Common Stock to Plantify, which amount represented 19.99% of our outstanding capital stock as of immediately prior to the closing (and 16.66% of our outstanding capital stock as of immediately following the closing), and Plantify issued 30,004,349 of its common shares to us which represented 19.99% of Plantify’s outstanding share capital as of immediately prior to the closing (and 16.66% of Plantify’s outstanding share capital as of immediately following the closing).

In connection with the execution of the agreement, Plantify issued us a convertible debenture (the “Debenture”) in the principal amount of CDN$1,500,000 (approximately $1,124,000) which accrues interest at the rate of 8% annually and matures and is due and payable by Plantify on October 4, 2024. The outstanding principal may be converted, at our sole discretion, into common shares of Plantify at a price per share of CDN$0.05 until the first anniversary of the Debenture issuance date and CDN$0.10 per share thereafter. Accrued interest under the Debenture is convertible at the market price of Plantify’s common shares, subject to Toronto Stock Exchange -Venture Exchange (“TSXV”) approval, at the time of conversion. Payment and other obligations under the Debenture are secured by all of the property and assets of Plantify’s subsidiary, Peas of Bean Ltd.

On September 18, 2023, the Company purchased an additional 55,004,349 common shares of Plantify, Following the additional purchase, we hold 23.13% of Plantify’s issued and outstanding share capital.

YA II PN Transaction

On July 23, 2023, we entered into the Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $3.5 million of the shares of Common Stock over the course of 40 months after the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 94% of the VWAP of the Common Stock for the three days prior to delivery of each advance notice by us. Each issuance and sale by us to the Investor under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of the Company’s shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $200,000. With respect to each Advance notice, if we notify the Investor of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by us, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

The Advances are subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of our outstanding shares of Common Stock at the time of an Advance or acquiring more than 19.99% of our outstanding shares of Common Stock as of the date of the Purchase Agreement (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where we have obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The Purchase Agreement will terminate automatically on the earlier of December 1, 2026 or when the Investor has purchased an aggregate of $3.5 million shares of Common Stock. We have the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor provided that (i) there are no outstanding advance notices (as defined in the Purchase Agreement), the Common Shares under which have yet to be issued, and (ii) the Company has paid all amounts owed to the Investor pursuant to the Purchase Agreement.

The issuance of more than 20% of our issued and outstanding Common Stock pursuant to the Purchase Agreement was approved by our stockholders on October 2, 2023. Accordingly, we may now request Advances from the Investor under the Purchase Agreement that will result in the issuance of more than 20% of our issued and outstanding shares of Common Stock as of the date of the Purchase Agreement without being subject to the Exchange Cap.

On October 11, 2023, the Company filed the S-1 Registration Statement that was declared effective by the SEC on October 30, 2023, registering for resale up to 1,000,000 shares of our Common Stock on behalf of the Investor, that may be offered and sold by the Investor from time to time under the terms of the Purchase Agreement. These 1,000,000 shares of Common Stock registered under the S-1 Registration Statement include 26,224 shares of Common Stock that we issued to the Investor as a commitment fee for entering into the Purchase Agreement(the “Commitment Shares”) and 973,776 shares that we may sell to the Investor pursuant to the Purchase Agreement from time to time after the Registration Statement is declared effective and the other terms and conditions of the Purchase Agreement are satisfied.

On October 31, 2023, following the effectiveness of the Registration Statement, we issued a one-year promissory note in the principal amount of $700,000 (the “Note”) to the Investor pursuant to the Purchase Agreement. The Note has a purchase price of $679,000, representing a 3% original issue discount, bears interest at 8% per annum on the outstanding principal balance. The Company is required to pay, on a monthly basis, one tenth of the outstanding principal amount of the Note and accrued interest either (i) in cash or (ii) by submitting an advance notice pursuant to the Purchase Agreement, shares our Common Stock under the terms of the Purchase Agreement or a combination thereof as determined by the Company. The first payment under the Note is due December 31, 2023. Unless otherwise agreed by the Investor, the funds received by the Company pursuant to the Purchase Agreement for the sale of shares of our Common Stock to the Investor will first be used to satisfy any payments due under the Note.

On November 6, 2023, we sold 20,000 shares of our Common Stock to the Investor pursuant to the terms of the Purchase Agreement in consideration of $45,156.

Yaaran Investments Transaction

On August 29, 2023, we closed the exchange transactions (the “Exchange”) pursuant to the terms of a stock exchange agreement (the “Exchange Agreement”), entered on July 11, 2023, by and among the us, Save Foods Ltd., Yaaran Investments Ltd., an Israeli company (“Yaaran”), and a yet-to-be formed Israeli company (“NewCo”), as amended by the First Amendment, dated July 24, 2023, and the Second Amendment, dated August 13, 2023 (collectively, the “Exchange Agreement”). The closing conditions for the consummation of the Exchange, required, among other things, the incorporation of NewCo in the State of Israel. On August 29, 2023, NewCo was incorporated under the name of “Nitrousink Ltd.”, and on the same date, Nitrousink Ltd. (“Nitrousink”) issued us 4,200,000 shares, representing 60% of its share capital on a fully diluted pre-closing basis in exchange for 223,008 of our shares issued to Yaaran on July 27, 2023. As a result, Nitrousink became our direct majority-owned subsidiary.

As part of the Exchange Agreement, we committed to support Nitrousink’s commercialization efforts of certain technologies researched and developed together with the Government of Israel on behalf of the State of Israel, represented by the Head of Agricultural Research Organization and the Treasurer of A.R.O., by making available up to $1.2 million in three conditional installments.

Reverse Stock Split and Nasdaq Minimum Bid Price Compliance

On October 2, 2023, at the annual meeting of our stockholders (the “annual meeting”), our stockholders approved an amendment to our amended and restated certificate of incorporation in Delaware (the “Amendment”) to effect a reverse stock split of the outstanding shares of our common stock, at a split ratio of between 1-for-7 and 1-for-10, with the final ratio to be determined by our board of directors in their sole discretion, prior to the one-year anniversary of this annual meeting. Pursuant to such authority granted by our stockholders, our board of directors approved a 1-for-7 reverse stock split (the “Reverse Stock Split”) of our common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment on October 5, 2023 (the “Effective Time”). Pursuant to the Amendment, at the Effective Time, every seven shares of the outstanding Common Stock prior to the effect of that amendment were combined and reclassified into one share of Common Stock. No fractional shares were issued in connection with or following the reverse split and the shares were rounded to the nearest whole number. The authorized capital and par value of the Common Stock remained unchanged.

We effected the Reverse Stock Split to regain compliance with a minimum bid price of at least $1.00 per share of Common Stock, which is the minimum closing bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2)  (the “Minimum Bid Price”). On April 25, 2023, we received a deficiency letter (the “Notice”) from Nasdaq’s Listing Qualification Department (“Nasdaq”) notifying us that for the last 30 consecutive business days the bid price for our Common Stock had closed below the Minimum Bid Price requirement and that we had until October 22, 2023 to regain compliance.

Upon the opening of the market on October 6, 2023, our Common Stock began trading on The Nasdaq Capital Market on a post-Reverse Stock Split basis at a price of $3.08 per share. On October 20, 2023, Nasdaq notified us that that, from October 6, 2023 to October 19, 2023, the closing bid price of our Common Stock had been $1.00 per share or greater. Accordingly, Nasdaq informed us that we regained compliance with the Minimum Bid Price, and the matter was closed.

Reincorporation from Delaware to Nevada by a Parent-Subsidiary Merger

On October 2, 2023, at the annual meeting, our stockholders approved the reincorporation of the Company from the State of Delaware to the State of Nevada by a parent-subsidiary merger. On November 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Save Foods, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued the Company’s business as the surviving corporation in the Reincorporation Merger under the name “Save Foods, Inc.” succeeding to all Company’s rights, assets, liabilities and obligations, except that its affairs ceased to be governed by the Delaware General Corporation Law (“DGCL”) and became subject to the Nevada Revised Statutes (the “NRS”). The Reincorporation Merger became effective on The Nasdaq Capital Market on November 10, 2023.

The Reincorporation Merger did not materially modify the rights of the Company’s stockholders. However, as upon effectiveness of the Reincorporation Merger, the rights of the Company’s stockholders are governed by the NRS, the Articles of Incorporation and the Nevada Bylaws.

New Director

On November 12, 2023, Liat Sidi was appointed as a Class II director to serve until the Company’s 2026 annual meeting of stockholders. Ms. Sidi currently also serves as a director of Plantify.

Results of Operations

Components of Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of the sale of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2023	2022	2023	2022

Revenues from sales of products	157,618	169,943	-	51,233
Cost of sales	(70,229)	(79,249)	-	(24,402)
Gross profit (loss)	87,389	90,694	-	26,831

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

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2023	2022	2023	2022
Salaries and related expenses	67,042	294,674	-	121,117
Share based compensation	-	3,023	-	102
Professional fees	39,078	62,066	7,056	20,433
Laboratory and field tests	1,762	73,792	939	19,309
Depreciation	10,695	52,155	2,419	16,888
Other expenses	1,710,393	35,529	1,682,791	20,652
Total	1,828,970	521,239	1,693,205	198,501

Following careful consideration, our board of directors decided to implement certain cost reduction measures in 2023, including, the reduction of our research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees, transport and storage and other expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2023	2022	2023	2022
Salaries and related expenses	134,333	218,988	42,841	68,023
Share based compensation	-	3,023	-	102
Professional fees	23,711	114,450	7,500	27,475
Commissions	9,204	11,804	-	3,669
Travel abroad	13,543	40,311	5,361	10,684
Transport and storage	24,968	22,258	3,216	6,403
Other expenses	12,148	29,322	1,544	751
Total	217,907	440,156	60,462	117,107

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2023	2022	2023	2022
Professional services	1,495,576	2,150,981	505,609	985,632
Share based compensation	1,375,675	570,009	431,588	172,354
Salaries and related expenses	193,308	239,671	63,670	80,207
Insurance	191,365	360,097	54,125	114,067
Other expenses	225,484	198,988	48,265	126,804
Total	3,481,408	3,519,746	1,103,257	1,479,064

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenues

Revenues for the three months ended September 30, 2023 were $0, a decrease of $51,233 or 100%, compared to $51,233 during the three months ended September 30, 2022. The decrease is mainly a result of a decrease in our sales in Mexico.

We do not have backlogs or firm commitments from our customers for our products. Our sales may deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of revenues for the three months ended September 30, 2023 was $0, a decrease of $24,402, or 100%, compared to total cost of revenues of $24,402 for the three months ended September 30, 2022. We did not record any revenue, nor cost of sales during the three months ended September 30, 2023.

Gross Profit (loss)

Gross loss for the three months ended September 30, 2023 was $476, a decrease of $27,307, or 102%, compared to a gross profit of $26,831 for the three months ended September 30, 2022. The decrease is mainly a result of the decrease in our cost of sales.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, consulting fees, service providers’ costs, related materials, overhead expenses and IPR&D costs. Research and development expenses for the three months ended September 30, 2023 were $1,693,205, an increase of $1,494,704, or 753%, compared to total research and development expenses of $198,501 for the three months ended September 30, 2022. The increase is mainly attributable to IPR&D costs associated with the issuance of 223,008 shares to Yaaran Investment Ltd., valued at $997,024, offset by a decrease in salaries and related expenses and field tests followed by our board of directors’ implementation of certain cost reduction measures in light of prevailing macroeconomic conditions and certain results of our operations. Cost reduction measures, included the reduction of our budget in connection with our research and development activities shifting our focus mainly to the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended September 30, 2023 were $60,462, a decrease of $56,645, or 48%, compared to total selling and marketing expenses of $117,107 for the three months ended September 30, 2022. The decrease is mainly attributable to the decrease in salaries and related costs and other professional fees associated with our sales, resulting from a reduction in manpower following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the three months ended September 30, 2023 were $1,103,257, a decrease of $375,807, or 25%, compared to total general and administrative expenses of $1,479,064 for the three months ended September 30, 2022. The decrease is mainly a result of the decrease in professional services and insurance costs offset by an increase in share-based compensation to our employees and service providers.

Financing Income, Net

Financing income, net for the three months ended September 30, 2023 was $10,579, a decrease of $11,913, or 893%, compared to financing expenses of $1,334 for the three months ended September 30, 2022. The decrease is mainly a result of the increase in exchange rate differences expenses offset by an increase in interest income on our cash balances.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended September 30, 2023 was $2,371,345, compared to $1,769,175 for the three months ended September 30, 2022, an increase of $602,170, or 34%.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenues

Revenues for the nine months ended September 30, 2023 were $157,618, a decrease of $12,325, or 7%, compared to $169,943 during the nine months ended September 30, 2022. The decrease is mainly a result of a decrease in our sales in Mexico and Israel.

We do not have backlogs or firm commitments from our customers for our products. Our sales may deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, transportation and overhead costs of manufacturing our products. Cost of sales for the nine months ended September 30, 2023 were $70,229, a decrease of $9,020, or 11%, compared to $79,249 for the nine months ended September 30, 2022. The decrease is mainly results from a decrease in our revenues.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $87,389, a decrease of $3,305, or 4%, compared to a gross profit of $90,694 for the nine months ended September 30, 2022. The decrease is mainly a result of the decrease in revenues as detailed above under the heading “Revenues”.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, share based compensation, consulting fees, related materials, overhead expenses and IPR&D costs. Research and development expenses for the nine months ended September 30, 2023 were $1,828,970, an increase of $1,307,731, or 251%, compared to total research and development expenses of $521,239 for the nine months ended September 30, 2022. The increase is mainly attributable to IPR&D costs associated with the issuance of 223,008 shares to Yaaran Investment Ltd. valued at $997,024, offset by a decrease in salaries and related expenses and field tests followed by our board of directors’ implementation of certain cost reduction measures, in light of the prevailing macroeconomic conditions and certain results of our operations. The cost reduction measures, included to the reduction of our budget in connection with our research and development activities shifting our focus mainly to the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the nine months ended September 30, 2023 were $217,907, a decrease of $222,249, or 50%, compared to total selling and marketing expenses of $440,156 for the nine months ended September 30, 2022. The decrease is mainly attributable to the decrease in salaries and related costs and other professional fees associated with our sales resulting from a reduction in manpower following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share-based compensation and other professional services as well as other non-personnel related expenses, including legal expenses and directors and insurance costs. General and administrative expenses for the nine months ended September 30, 2023 were $3,481,408, a decrease of $38,338, or 1%, compared to total general and administrative expenses of $3,519,746 for the nine months ended September 30, 2022. The decrease is mainly a result of the decrease in professional services, salaries and related expenses and insurance costs offset by an increase in share-based compensation expenses.

Financing Income, Net

Financing income, net, for the nine months ended September 30, 2023 was $43,666, an increase of $26,168, or 150%, compared to total financing income of $17,498 for the nine months ended September 30, 2022. The increase is mainly a result of the increase in interest on our cash balances offset by a decrease in exchange rate differences.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the nine months ended September 30, 2023 was $4,807,829, compared to $4,372,949 for the nine months ended September 30, 2022, an increase of $434,880, or 10%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through September 30, 2023, we have funded our operations, principally with the issuance of equity and debt.

On May 13, 2021, we completed an underwritten public offering of 155,845 shares of Common Stock at an initial public offering price of $77.00 per share. The gross proceeds we received from this offering were $12,000,000 (net proceeds of $10,457,862) (the “May 2021 Underwritten Offering”).

On August 15, 2022, we completed an underwritten public offering of 228,572 shares of Common Stock at an initial public offering price of $21.00 per share. The gross proceeds we received from this offering were $4,800,000 (net proceeds of $4,103,330) (the “August 2022 Underwritten Offering”).

On March 29, 2023, the Board of Directors approved the amendment of the consulting agreement with EU Agritech, pursuant to which EU Agritech received $100,000 in restricted shares of Common Stock. On April 3, 2023, the Company issued to EU Agritech 21,009 restricted shares of Common Stock.

On April 3, 2023, the Company approved the equity grant of 142,860 shares of Common Stock to executive officers, employees, directors and consultants (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs on March 29, 2023).

On April 6, 2023, we closed the Securities Exchange with Plantify, in which we issued 166,340 shares of Common Stock representing 19.99% of our outstanding capital stock as of immediately prior to the closing (and 16.66% of our outstanding capital stock as of immediately following the closing), and Plantify issued 30,004,349 common shares to us, representing 19.99% of Plantify’s outstanding share capital as of immediately prior to the closing (and 16.66% of Plantify’s outstanding share capital as of immediately following the Closing).

In connection with the Securities Exchange, the Company and Plantify executed a debenture pursuant to which the Company agreed to lend C$1,500,000 (approximately US$1,124,000) to Plantify. The debenture accrues interest at a rate of 8% annually and is due and payable by Plantify on October 4, 2024. Outstanding principal under the debenture may be converted, at the Company’s sole discretion, into common shares of Plantify at a price of C$0.05 per share until the first anniversary of the debenture’s issuance and C$0.10 per share thereafter. Accrued interest under the debenture may be converted at the market price of Plantify’s common shares, subject to TSXV approval at the time of conversion. Plantify executed a general security agreement in Company’s favor and pledged to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

On September 7, 2023, the Company purchased additional 55,004,349 common shares of Plantify at a price of C$0.01 per common share (US$404,890), in a rights offering, resulting in an increase of approximately 7% in the Company’s aggregate ownership of the issued and outstanding common shares of Plantify. Following the additional acquisition, the Company owns 85,008,698 common shares of Plantify, representing approximately 23% of the current issued and outstanding common shares.

The table below presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	(2,258,869)	(4,126,702)

Net cash used in investing activities	(1,519,559)	(35,430)

Net cash provided by financing activities	-	4,097,441

Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,486	(3,235)

Decrease in cash and cash equivalents	(3,769,942)	(67,926)

As of September 30, 2023, we had cash and cash equivalents of $1,934,634, as compared to $6,689,979 as of September 30, 2022. As of September 30, 2023, we had a working capital of $2,211,582, as compared to the working capital of $6,875,001 as of September 30, 2022. The decrease in our cash balance is mainly attributable to cash used in operations.

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2023, we had an accumulated deficit of $28 million, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the report date.

We believe that our existing capital resources will be sufficient to support our operating plan through the middle of the third quarter of 2024; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance the Company will be successful in raising additional capital on favorable terms, or at all.

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the Common Stock. If we issue debt securities, there may be negative covenants which may restrict the Company’s activities. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements included in this Quarterly Report do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Operating Activities

Net cash used in operating activities was $2,258,869 for the nine months ended September 30, 2023, as compared to $4,126,702 for the nine months ended September 30, 2022. The decrease is mainly attributable to our net loss of $4,807,829, a decrease in account receivable offset by an increase in non-cash expenses such as share-based compensation.

Investing Activities

Net cash used in investing activities was $1,519,559 for the nine months ended September 30, 2023, as compared to net cash used in investing activities of $35,430 for the nine months ended September 30, 2022. The increase is mainly attributable to the investment in Plantify in April and September 2023.

Financing Activities

Net cash provided by financing activities was $0 for the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $4,097,441 for the nine months ended September 30, 2022. The decrease is mainly the result of proceeds from the August 2022 Underwritten Offering.

Financial Arrangements

During January 2021, we entered into a series of convertible loan agreements with an aggregate principal amount of $274,000 that each bear interest at a rate of 5% per annum.

On May 11, 2021 and May 12, 2021, we issued an aggregate of 9,555 shares of Common Stock following the conversion of convertible promissory notes in the aggregate principal amount of $499,000 and aggregate accrued interest of $11,211, at a conversion price of $53.41 per share.

On May 18, 2021, we closed the May 2021 Underwritten Offering pursuant to which we issued a total of 155,845 shares of Common Stock at an initial public offering price of $77.00 per share. In connection with the May 2021 Underwritten Offering, we agreed to grant the underwriter a 45-day option to purchase up to 23,377 additional shares of Common Stock at the initial public offering price of $77.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue the Representative a five-year warrant to purchase up to 7,793 shares of Common Stock, at a per share exercise price equal to 125% of the May 2021 Underwritten Offering price per share of Common Stock. The gross proceeds from the May 2021 Underwritten Offering were approximately $12,000,000.

On August 18, 2022, we closed the August 2022 Underwritten Offering pursuant to which we issued a total of 228,572 shares of Common Stock at a public offering price of $21.00 per share. In connection with the August 2022 Underwritten Offering, we agreed to grant the underwriter a 45-day option to purchase up to 34,286 additional shares of Common Stock at the public offering price of $21.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue ThinkEquity LLC, as representative ( the “Representative”) a five-year warrant to purchase up to 11,429 shares of Common Stock, at a per share exercise price equal to 125% of the August 2022 Underwritten Offering price per share of Common Stock. The gross proceeds from the August 2022 Underwritten Offering were approximately $4,800,000.

On July 23, 2023, we entered into a purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 of Common Stock, for 40 months from the date of the purchase agreement. The price of the shares to be issued under the Purchase Agreement will be 94% of the lowest volume-weighted average price of the Common Stock for the three days prior to the delivery of each of our advance notices subject to certain limitations, including that (i) the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of Common Stock. The Company may request the Investor to advance up to $700,000 of the $3,500,000 commitment amount, with such advances to be evidenced by a promissory note. The Company cannot request any such advances after January 31, 2024.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Principal Executive Officer and our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the third quarter of 2023 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On July 6, 2023, the Company issued 4,945 shares of its Common Stock in consideration for legal services pursuant to the consulting agreement dated June 21, 2023.

On September 6, 2023, the Company issued 6,123 shares of its Common Stock pursuant to a legal services agreement dated August 7, 2023.

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

Date: November 14, 2023	SAVE FOODS, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Lital Barda
	Name:	Chief Financial Officer
	Title:	(Principal Financial and Accounting Officer)

