Form 10-K
period 2023-12-31
N2OFF, Inc.
filed 2024-04-01
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-40403

N2OFF, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4684680
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

HaPardes 134 (Meshek Sander), Neve Yarak, 4994500 Israel

(Address of principal executive offices)

(347) 468 9583

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NITO	The Nasdaq Capital Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was $3,625,388.

As of March 29, 2024, there were 2,988,617 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our company and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Those risks and uncertainties include, among others:

●	our customers require that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong the sales cycle;

●	commercial success of our new generation products, as well as any future products, and the degree of market acceptance by the packing house community as well as by other prospect markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	conditions in Israel, including the effect of recent attacks by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, on our operations and ability to manage and market our products, among other things, the direct effects of the war on the agriculture in Israel, which could indirectly lead to a decrease in revenues;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability or our contractors or service providers ability to comply with laws and regulations, to develop, market and sell our products or future products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Turkey, Egypt, South Africa, Brazil, and Israel, which might take longer than expected;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our reliance on rapidly establishing global distributorship network in order to effectively market our products;

●	results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals;

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	our business and operations may be affected by climate change conditions, which could materially harm our financial results;

●	portfolio concentration;

●	international expansion of our business and operations;

●	information with respect to any other plans and strategies for our business;

●	NTWO OFF’s ability to evolve its’ business strategy;

●	NTWO OFF may become subject to environmental related claims, which could incur significant cost and time to comply;

●	NTWO OFF’s ability to obtain certain permits to operate its nitrous oxide business; and

●	NTWO OFF’s ability to successfully and timely develop its products.

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

As used in this Annual Report and unless otherwise indicated, the terms “N2OFF,” “we,” “us,” “our,” or “our company” refer to N2OFF, Inc. and Save Foods Ltd., our 98.48% owned subsidiary and NTWO OFF Ltd our 60% owned subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

On March 19, 2024, we changed our name from “Save Foods, Inc.” to “N2OFF, Inc.” and therefore all such references in this Annual Report have been changed to reflect our new name. Additionally, on the same date, we changed our trading symbol with Nasdaq from “SVFD” to “NITO” in connection with the foregoing name change.

Unless noted otherwise, all references to the number of shares of common stock, stock option and per share information in this Annual Report have been adjusted retroactively to reflect the 1:7 reverse stock split of our common stock that became effective on October 5, 2023.

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

We operate through our two majority-owned Israeli subsidiaries, Save Foods Ltd., which focuses on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life, and NTWO OFF Ltd., formerly known as Nitrousink Ltd. (“NTWO OFF”), formed in August 2023, which offers a pioneering solution to mitigate N₂O (nitrous oxide) emissions, a potent greenhouse gas with 265 times the global warming impact of carbon dioxide. Through NTWO OFF we aim to promote agricultural practices that are both environmentally friendly and economically viable and to become a global leader in this field by collaborating with or acquiring other companies that create innovative solutions and tools to solve other aspects of global warming’s impact of carbon dioxide. In addition, we currently own approximately 23% of Plantify Foods Inc. (“Plantify”), a Canadian-based food tech company focused on the development and production of clean-label, plant-based food products.

Our solutions are based on our proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Our products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” solutions are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. By forming a temporary protective shield around the fresh produce we treat, our solutions make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

We were incorporated in the State of Delaware on April 1, 2009 and, effective November 10, 2023, we merged with and into our wholly-owned subsidiary established in the State of Nevada for the purpose of reincorporating in the State of Nevada.

Our principal executive offices are located at HaPardes 134 (Meshek Sander), Neve Yarak, Israel, 4994500 and our telephone number is (347) 468-9583. Our website address is www.n2off.net. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and is intended for informational purposes only.

Our common stock is listed on the Nasdaq Capital Market under the symbol “NITO”.

Industry Overview and Market Opportunity

NTWO OFF Ltd.

Background

Nitrous oxide (dinitrogen oxide or dinitrogen monoxide), commonly known as laughing gas, is a chemical compound, an oxide of nitrogen with the formula N₂O.

N₂O emissions from all sources, including agriculture, are measured in the atmosphere. Based on an article by Jones et al. published on Our World in Data, in November 2023, N₂O is a contributor to climate change and it reached historical atmospheric emissions of 2.97 billion tons in 2021, compared to 1.77 billion tons in 1970.

N₂O is 265 times more harmful to the climate than carbon dioxide (CO2) and therefore presents significant global warming consequences as a greenhouse gas. On the one hand, on a per-molecule basis, considered over a 100-year period, nitrous oxide has 265 times the atmospheric heat-trapping ability of carbon dioxide (CO2). However, because of its low concentration (less than 1/1,000 of that of CO2), its contribution to the greenhouse effect is less than one third that of CO2, and less than water vapor and methane. On the other hand, since about 40% of the N₂O entering the atmosphere is the result of human activity, controlling N₂O is pivotal to the global efforts towards curbing greenhouse gas emissions.

The vast majority of man-made N₂O emissions are believed to come from agricultural soil management. According to the International Climate Initiative- more plants will be equipped with climate change mitigation technology.

Environmental and anthropic factors affecting N₂O emission from agricultural soils are soil pH levels, application of crop residues, soil micro-organisms, and other soil characteristics.

Currently, there are different approaches to reducing N₂O. To our knowledge, the most common solutions to mitigate emissions are based on practices of irrigation, crop residue practices, and fertilizer adjustments. Additionally, there are other recommended approaches by various agricultural organizations.

A journal article published in 2022 on PubMed, by the authors Mr. Muhammad Umair Hassan et al., concluded that a limited number of the existing studies consider the interactions between eco-system state factors and management practices. They added that to successfully reduce N₂O emissions in crop production systems, there needs to be cross scale studies to reduce the carbon footprint and maximize monetary paybacks of cultivation efforts.

Our Strategy and Study Results

In December 2023 we announced that our majority-owned subsidiary, NTWO OFF Ltd. (“NTWO OFF”), a research and development company using technologies developed at the Volcani Institute, under the leadership of Dr. Dror Minz, commenced a controlled trial to examine its solution for the reduction of greenhouse gas emissions, with a specific focus on nitrous oxide.

The controlled trial is taking place under greenhouse conditions and aims to investigate several options to optimize the effectiveness of NTWO OFF’s solution in reducing the greenhouse gas N2O emissions during wheat growth using N₂O reduction bacteria.

We examined the possibility of mitigating N2O emissions by inoculating wheat roots with native root-associated N2O-reducing bacteria. Dynamics of bacterial colonization of the roots from inoculated soil was monitored by real-time polymerase chain reaction. N2O emissions were measured under both anoxic (nitrogen-flushed) and ambient atmosphere, to mimic a broad spectrum of soil conditions. We believe this approach to mitigate N2O emission from agricultural soils may provide an additional environmental tool in the efforts to reduce these environmentally harmful emissions.

In the trial we successfully isolated certain bacteria from the wheat roots and studied their generic potential and activity in different simulated environments to test capability of N₂O reduction in vitro. Three of these isolates- all carrying the N₂O reductase-encoding clade I nosZ, demonstrated different abilities to reduce N₂O and efficient colonizers of wheat roots- when growing in the root zone, possibly due to the different conditions in situ and their metabolic preferences.

Study results demonstrated that usage of such novel bacteria reduces emission of N₂O as seen in chart below.

Source: Dr. Mintz, Volacni Institute

Our aim is to establish relationships with commercial entities that could benefit from NTWO OFF’s potential solution, in hopes of effectively reducing N₂O greenhouse gas emissions associated with agricultural activities.

Save Foods Ltd. (“Save Foods Israel”)

Industry Overview and Market Opportunity

Background

The world’s population is expected to grow to almost 10 billion people by 2050, boosting agricultural demand by some 50%, according to the Food and Agriculture Organization, an agency of the United Nations (“FAO”). Providing healthy and safe food to feed the world’s population is one of the biggest challenges of the twenty first century, accentuated with the backdrop of a fragile global economy. Globally, around one-third of the food produced (estimated at circa 1.3 billion tons), is lost or wasted along the food chain - from production to consumption according to the FAO.

Fruits and vegetables are considered essential food commodities and demonstrate their best benefits when consumed fresh. Consumption as well as production of fresh fruit and vegetables is growing globally; in 2020, the global production of fresh fruit amounted to about 887 million tons, while the production of fresh vegetable amounted to about 1.09 billion tons (2018) according to statista.com global fresh vegetable production research. According to a report published by Technavio in October 2020, the fresh food market size has the potential to grow by 337.76 million tons from 2020 to 2024, growing at a compound annual growth rate (“CAGR”) of almost 3% during the forecast period, and the market’s growth momentum will accelerate during the forecast period due to the steady increase in year-over-year growth. In the United States, according to a report by Grand View Research, increasing health awareness among the U.S. population and potential development of secondary diseases due to obesity and unhealthy eating habits are propelling the market of fruit and vegetables to reach an estimated $1.1 billion by 2025.

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

Markets require many types of produce to be washed prior to sale in order to remove dirt and other debris. Produce can be contaminated with foodborne pathogens before it enters the packing house, and these pathogens cannot be seen with the naked eye. Inability to visually spot pathogens make the washing step one of the most important steps in packing because, if washing process is not controlled, it can become a source of cross-contamination (when foodborne pathogens fall off contaminated produce into the water where they can contaminate more produce). These washing steps are defined by the packing house safety managers as critical point because water mixed with organic materials are good conditions for pathogens to develop. Therefore, the use of sanitizers should be introduced during the washing step because they are, most of the time, one of the last solutions applied before the produce meets the consumer. Sanitizers are designed to inactivate/kill any bacteria in the water, drastically reducing the possibility of cross-contamination. We believe this represents a significant opportunity for us.

Food Loss

The Food and Agriculture Organization of United Nations predicts that about one-third of the food produced globally is wasted or lost every year. Approximately 644 million tons of fruits and vegetables are thrown away each year (representing 42% of the total food wasted every year). A report published in April 2020, generated by the European Innovation Partnership Agricultural Productivity and Sustainability, estimates that in Europe an estimated 9 million tons of food is lost at the production stage (farm), while up to 16.9 million tons are lost at the processing stage (packing houses, etc.)

Much of this loss is caused by spoilage, which can be caused by microorganisms - primarily fungi and mold. In addition, mold and fungi represent the highest numbers of incidents of post-harvest microbial diseases in fresh produce worldwide. Taken together, we estimate that nearly a third of all food grown is lost between the time that it is grown and harvested and the time that it is packaged for retail sale. Such waste equates to roughly $680 billion in industrialized countries and $310 billion in developing countries.

Post-harvest losses due to spoilage represent a significant problem along the supply chain and lead to profit losses in the millions. The main causes of these losses are pest or disease infestation and incorrect storage conditions, which lead to rotting or loss of fresh mass. Fruits and vegetables are largely damaged after harvest by fungi and other pathogens. It is estimated that an average of 45% of harvested fruit and vegetables are lost globally. Post-harvest diseases have been identified as the greatest cause of post-harvest losses in fruits and vegetables, causing significant economic losses. According to Mycofumigation for the Biological Control of Post-Harvest Diseases in Fruits and Vegetables: A Review, estimates that approximately 20 to 25% of the fruit and vegetables harvested are lost due to microbial spoilage during post-harvest handling in developed countries. Furthermore, the demand for fresh fruits and vegetables, especially exotic tropical fruit, has contributed to the demand for post-harvest treatments to increase shelf life and maintain quality, resulting in more efficient export trade.

Today, the most common way to protect fresh produce and prevent loss is the use of hazardous chemicals such as fungicides in post-harvest applications. Post-harvest diseases are generally controlled by fungicides. Systemic (non-organic) fungicides are one of the most commonly used fungicides, for example, non-organic citrus fruits are completely covered by the fungicides, and the residue is persistent for the life of the fruit providing protection. However, as they tend to affect a single biochemical pathway within the pathogen, fungi may readily develop resistance to systemic fungicides. To avoid potential issues with resistance, maximum concentration of fungicides will be generally used to ensure highly efficient eradication of the targeted pathogen which leaves high residue level on the treated produce. Such high concentration levels may have severe negative effects on human health, and the environment mainly due to the carcinogenic and/or teratogenic properties of the compounds, and by their cumulative toxic effects.

The effects of exposure to these hazardous chemicals on humans and the environment are a continuing concern as they are intrinsically toxic and pollute the environment through wastewater discharge from the packing house or discarded fruit. Therefore, the agricultural use of certain pesticides (in the field or in the packing house) has been significantly reduced or abandoned in some countries leaving the growers with significant challenges.

To control and monitor the potential negative impacts pesticides might have over time, regulatory agencies that regulate pesticides - for example, the United States Environmental Protection Agency (the “EPA”), the Pest Management Authority Agency in Canada, and the European Food Safety Authority (“EFSA”) in Europe, have defined a maximum residue level (the “MRL”) that can be present on the treated produce. Additionally, more countries require an MRL for the commodity to be imported into their country. As there is increased awareness regarding compliance with MRLs, MRLs have become a much greater concern. These changes also impacted the market and we believe that consumers spearheaded this change by demanding organic or pesticide-free foods. Recently, consumers have increasingly wanted to understand where and how their food is grown. Retailers and processors have capitalized on what they view as an opportunity to offer more information to consumers. It is more common now for retailers and processors to ask which products have been used on the commodities they are purchasing. There are also retailers and processors banning the use of certain products, requiring any residues to be below the established MRLs. The reduction in MRLs results in lower efficacy of fungicide and increased loss.

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

As consumer demand for organic fruits and vegetables is increasing globally and there is an increasing promotion by government organizations for the adoption of environmentally friendly pesticides, the biorational pesticides market is expected to be approximately $10.4 billion by 2028 growing at a compound annual growth rate (“CAGR”) of 12.5% during the forecast period 2022-2028. A biorational pesticide is a term used to define any pesticide material that causes relatively no harm to humans or animals and does little or no damage to the environment. We believe that our products could be defined as biorational products.

The global organic food market grew from $259.06 billion in 2022 to $294.54 billion in 2023 at a CAGR of 13.7%. According to the 2023 Organic Food Global Market Report, the organic food market is expected to grow from $512.01 billion in 2027 at a CAGR of 14.8% In addition, strict regulations have been imposed on the usage of pesticides and GMO-produced crops worldwide. This, in turn, has influenced consumer demand for organic fruits and vegetables.

Case Study - Citrus Fruit

Citrus fruit represent one of the main fruits produced worldwide with more than 100 million tons produced worldwide, can be infected by many fungal pathogens, and these pathogens can cause considerable losses during storage and transportation. Losses are mainly caused by Penicillium digitatum, P. italicum, Aspergillus flavus and Alternaria alternata for citrus fruit. Post-harvest treatments such as thiabendazole, imazalil, sodium ortho-phenil phenate or other active ingredients have been used for many years. They are currently the most commonly used fungicides effective for controlling post-harvest fungal pathogens in citrus and they are used in citrus packing houses to maintain fresh fruit, control post-harvest decay, and extend fruit shelf life. However, significant problems such as environmental issues and health concerns have risen in the citrus industry due to chemical residues or the occurrence of pathogenic resistant strains which require the use of even higher concentration of these post-harvest treatments. However, currently, the residues of imazalil on citrus fruits are being revised by the European Commission. The EFSA put forward a proposal in 2018 to cut the MRL for imazalil from 5 milligrams per kilogram to 0.01 milligrams per kilogram, causing worry among Europe’s main citrus producing countries and packers exporting their produce to European countries. Due to the significant impact this proposal could have on the citrus industry, the European Council has decided, in the meantime, to start reducing imazalil residues to four milligrams per kilogram for citrus fruit for a limited period of time to allow the citrus industry an extra time to find green and safe alternatives. Our solutions have already shown their benefits in reducing significantly the residues of imazalil while maintaining the produce shelf life.

Current Market Drivers and Trends

In addition to food safety and food waste concerns, the following market drivers are also shaping the food industry by setting standards and conditions on the main actors in the industry:

●	Focus of consumers on health characteristics: consumers are more aware and conscious of the health characteristics of the food they consume. Consumers pay more attention to the qualities of the fresh produce they buy. Particularly in the United States and Europe, products such as berries, avocados, mangoes, pomegranates, papayas and sweet potatoes are gaining popularity and considered “super foods,” and these products are showing a strong annual import growth of 10% to 20% according to Inspirafarms, a designer and developer of cooling technology, including for fresh fruit and vegetables.

●	Increasing demand for organic produce: the demand for organic products is growing rapidly, particularly in both Europe and North America and is closely related to consumer interest in healthy and pure eating. While the increasing demand created potential for oversees supply, it can be challenging and expansive for exporters in tropical climates to comply with the increasingly demanding organic standards.

●	Success of retailers determined by quality of produce: a recent report by Fruit Logistica published in 2019, based on consumer surveys that involved almost 7,000 consumers in 14 different markets across Europe and North America, demonstrated the increased importance of fresh produce for the profitability of food retailers. According to the report, when choosing the place to buy their groceries, consumers focus on the quality of the stores’ fresh food, with freshness of fruits and vegetables being their top priority. The report also showed that customers who are satisfied with the store’s fresh food quality would visit the store more frequently than those who are not. In addition, consumers are also willing to pay more for better-quality produce and their basked will be 4% larger.

●	Promoting sustainability: a large range of sustainability aspects are directly related and affected by the fresh produce industry. We believe food waste accounts for 8% of global greenhouse gas emissions. Both consumers and businesses are becoming more aware of the growing importance of sustainability issues. As consumers increasingly embrace social causes, they seek products and brands that align with their values. According to a recent analysis published by Research Insights, nearly 6 in 10 consumers surveyed are willing to change their shopping habits to reduce environmental impact, nearly 8 in 10 respondents indicated sustainability is important for them, and among those respondents that indicated that sustainability is very or extremely important, over 70% indicated that they would pay a premium of 35%, on average, for brands that are sustainable and environmentally responsible. An increasing number of companies in the fresh food sector are investing in sustainability. A survey conducted by Champions 12.3 in 2017 showed that 99% of businesses that invested in reduction of food loss and waste, received a net positive financial return. Primary production companies are investing in aspects of food losses, energy efficiency and carbon footprint, through innovations such as drying produce, on-farm and off-grid cold rooms and post-harvest treatments.

●	Food retailers seek to reduce their waste and maximize their revenues: according to ReFED, a not-for-profit organization concerned with food loss and waste, in its report “Retail Food Waste Action Guide” more than eight million tons of food are wasted every year in the United States in the retail sector alone, which translates into $18 billion in lost value (cost of waste) every year. Some retailers, including Walmart, have already committed to implement a zero-waste policy by 2025. Prevention solutions across the retail value chain offer the highest returns to retailers and are growing the fastest.

●	Regulators are promoting the use of safer chemical-based product: for example, the EPA offers a “Safer Choice” label that product manufacturers may use on qualifying products to help consumers and commercial buyers identify products with safer chemical ingredients. The EPA requires that every chemical, regardless of percentage, in a Safer Choice-certified product is evaluated and allows only the safest ingredients.

●	Decreasing investment in foodtech and agritech companies: according to a recent report published by AgFunder, a venture capital firm active in the foodtech and agritech, startups developing agri-food tech solutions and products, raised approximately $15.6 billion into agrifood technologies in 2023; a 49% decrease compared to approximately $30.5 billion in 2022. We believe that reduction of food waste, extension of the shelf life of fresh produce and reduction of the use of pesticides are still the main focus of the industry and many companies are addressing these objectives, including:

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

Our Core Products and Solutions

Our innovative products address what we believe to be two of the most significant challenges in the food industry: food safety promotion and food loss reduction. Our main product lines consist of a proprietary blend of organic food acids applied in pre- and post-harvest applications, which is designed to work together with an oxidizing agent (together, the Save Foods solution) in order to improve food safety and increase fruit and vegetable’ shelf life by reducing microbial spoilage.

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

One of the main advantages of our solutions is its non-toxic residues that provides protection to the treated produce. And we believe that all the blend ingredients are recognized by the FDA as GRAS when used as intended in fruit and vegetable wash applications. Moreover, they significantly reduce or eliminate the need for additional post-harvest applications with conventional fungicide by at least 50%, and in some cases entirely, and can reduce food waste due to spoilage by up to 50% (see results below on easy peelers and mango) at the retail level.

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

As of December 31, 2023, we fully commercialized our solution with respect to easy peelers, lime, bell peppers, dates, pears and avocado in Israel, Mexico and the US, and we have run small trials in collaboration with commercial partners on lime, avocado and mango in countries that are facing export challenges to Europe. To maximize our efforts, we have decided to focus during 2024 on countries like Peru and Brazil which are large producers and exporters of fruit to Europe.

Results on Berries

Berries are easily perishable and maintaining fresh quality after harvest depends on proper handling, transportation, and storage. If berries are not properly handled during and after the harvest, they lose nutritional and monetary value.

Strawberries, raspberries, black raspberries, blackberries, and blueberries are picked fully ripe for best appearance and eating quality. Because they are so delicate and easily damaged, they are usually picked directly into final containers to minimize handling, so grading and sorting of damaged or decaying fruit happens as the crop is picked. Even when they are handled under optimal harvesting temperature and humidity conditions, their shelf life is still short compared to most fruits and vegetables. Finally, even though it is common knowledge that consumers should be washing the berries before consuming them, this does not always happen. That makes farm food safety procedures crucial to minimize the risk of spreading foodborne pathogens.

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

During 2023, further pilots were limited due to extreme weather conditions in Peru and local challenges in South Africa. We expect to run the pilots initially planned for 2023 in Peru during the third quarter of 2024.

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

Following this successful commercial pilot, Milopri fully adopted and implemented our solutions in August 2022.

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

Our solutions have shown a decay reduction compared to the current industry standards and have maintained the firmness of the bell pepper over time. While Israeli packers in the region are struggling to maintain a reasonable shelf life for their produce during the export process, our solutions have shown a significant improvement in export performance. The foregoing pilot demonstrated that bell peppers, after applying our solution, sustained 70% less decay after 28 days (23 days in cold storage and an additional five days at room temperature) translating into 20% more bell peppers to sell and consume. The post-harvest team at the Central-and Northern-Arava Research and Development center validated these results and the results were thereafter published in an Israeli local professional agriculture journal.

Results on Easy Peelers

Easy peelers are citrus fruits that are easier to peel, such as tangerines, mandarins, satsumas, and clementines. As previously described, imazalil is currently one of the most commonly used fungicides that is effective in controlling post-harvest fungal pathogens in citrus. Currently, the residues of imazalil on citrus fruit are being revised by the European Commission and have already been reduced, and this reduction poses challenges, especially to packing houses exporting to Europe.

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

During these months, we ran a series of trials from small scale/lab test (between 350 to 500 fruits per trial) to semi-commercial application (more than 1000 fruits per trial). The semi-commercial pilots were run in Ashkelon, Israel on the packing line of Mehadrin in Israel, a well-know and recognized citrus packer. From January 2022 until January 2023, Mehadrin was applying our solutions on produce in one of its packing-lines in Ashkelon, Israel, in which Mehadrin had reported a reduction of 50% of pesticide usage. Due to technical reasons, our commercial implementation with Mehadrin recently transitioned to a packing-line in Netanya, Israel, for additional pilots. These pilots are expected to continue during the 2023-2024 season. The citrus season that began at the end of October was impacted by the war between Israel and Hamas, which in turn limited our ability to conduct pilots at packinghouses in Israel during that season.

The results of the trials have shown that PeroStar significantly reduced the need for additional post-harvest applications with imazalil by at least 50%, and in some cases entirely while improving the fruit shelf life, reducing waste). In addition, the use of PeroStar allows the packing house to meet the new limitations of imazalil utilization as well as meet its goal to apply greener and safer products.

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

Following these pilots, a small commercial application was performed with an Israeli mango packer, in which only 25% fungicide were used together with our solution and compared to the current commercial application with 100% fungicide. Following such application, both batches of fruits were sent to a leading fresh produce distributor in Europe, and both were successfully distributed, demonstrating that our solutions help reduce up to 75% of the applied fungicide Following these results, a larger commercial application was performed during August 2023 to evaluate our solution on mango at the end of the season.

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

The table below summarizes our commercialization efforts and activities as of December 31, 2023.

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

This sub-category of products is based on our proprietary blend of food acids combined with hydrogen peroxide as the oxidizer and includes SF3HS and SF3H. We believe that this category of products will be an improved sanitizer as compared to traditional sanitizers. SF3HS and SF3H are public health antimicrobial pesticide products that bear a claim to control by at least a 3 log10 reduction (99.9%) pest microorganisms that pose a threat to human health (foodborne pathogens), and whose presence cannot readily be observed by the consumer.

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

During 2020 we decided to postpone our good laboratory practices efficacy studies in order to concentrate our efforts on the commercialization of our adjuvant, SavePROTECT/ PeroStar solutions.

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

SpuDefender

SpuDefender is one of our EPA-registered products which targets and is designed to control the post-harvest potato sprouts. Due to the European Commission’s decision on January 1, 2020, to no longer allow the use of the herbicide chlorpropham (the “CIPC”), the post-harvest potato industry is looking for new solutions. For over 50 years, CIPC was widely used as a sprout suppressing agrochemical agent applied to potatoes that were stored in processing facilities.

Following recent discussions with post-harvest experts and potential customers, we believe we should concentrate our efforts on the commercialization of our adjuvants. Furthermore, we believe that our SpuDefender product may offer a successful alternative to CIPC. We currently do not intend to further develop or incorporate the SpuDefender in the near future in our solutions.

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

In 2022, we ran a proof-of-concept study under a controlled group environment of different plant fungi responsible for decay which showed promising initial results.

Dr. Jim Adaskaveg, a professor at the Microbiology and Plant Pathology Department at the University of California, Riverside, reported the completion of several successful field trials with FreshProtect on citrus trees where he demonstrated a significant reduction of decay in treated fruit and a reduction in bacterial populations.

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

Furthermore, FreshProtect can be used in combination with several different kinds of pesticides and fertilizers which allows the application of more than one pesticide at once. This in turn reduces costs and facilitates implementation.

The regulation for pre-harvest (in the field) application especially in California as well as in Israel may take more time than post-harvest application due the potential impact on the environment. We submitted the pre-harvest regulatory dossier on January 2023 in the US. In parallel, we started to run additional pilots in Israel with potential strategic partners in order for them to evaluate and validate the potential of FreshProtect for the pre-harvest market. We currently expect the registration of the product in the U.S. by the end of 2024. Once registered at the EPA level, we would be able to start the registration in California.

Our Strengths

We believe that our main strengths include:

●	Strong Management Team with Commitment to Green Products. Led by an experienced team in developing products and solutions for the agriculture industry, we plan on becoming a significant player in providing consumers with healthy and green fresh produce from farm to fork while endeavoring to ensure food safety and reducing food waste. We believe that our proprietary blend of food acids provides protection to the treated produce and works in synergy with well-known fungicides and sanitizers. This synergy allows us to significantly reduce the concentration of the fungicides that are heavily regulated in several countries and, in certain countries, outright banned and meet the food trends of sustainable and green produce.

●	Multi-Purpose Products that Simplify Crop Treatment Routine and Save Money. While most chemicals marketed in the industry address either food safety or food waste, our multi-purpose solutions are intended to provide a solution for both problems, while simplifying crop treatment and achieving cost saving. Our solutions are capable of cleaning and controlling pathogens that would otherwise render fresh produce unsafe for human consumption. Our proprietary blend of food acids combined with well-known sanitizers are very efficient against foodborne pathogens like E. coli, Salmonella and Listeria as well as plant pathogens in short contact time (99.999% reduction within 30 seconds of contact). In addition, with multipurpose products, there is no need to order, ship or dispose of bottles of product, resulting in less energy consumed, less CO2, less fuel, and less waste. We believe our focus on natural product chemistries will allow us to continually drive lower costs, higher product gross margins and efficacy through longer shelf life and reduction of food waste.

●	Strong Intellectual Property Portfolio. We believe that we have built a strong intellectual property position throughout the food chain (from field to fork) as our patents claim compositions and methods that can be used to protect food and agricultural products from decay. We rely on a combination of important intellectual property assets, to protect our innovation. Our employees, consultants, customers, and vendors are subject to confidentiality agreements that protect our proprietary manufacturing processes. Our patent portfolio includes granted patents in the United States, Europe, and Israel, as well as several priority applications, across several patent families, including composition-of-matter claims, methods of use claims, including for treating edible matter, for improving the appearance of edible plant matter, and sterilization methods, as well as for articles for implementing these methods. These patents directly protect a proprietary method for extending life shelf and reducing edible matter from microbial decay.

●	Commercially Available Products and Seamless Implementation. One of the oxidizers being used with our products is PAA, a well-known and widely used sanitizer. Following the enforcement of the FSMA in connection with the use of sanitizers, more and more packers have been choosing this healthy and eco-friendly sanitizer over chlorine, and this choice facilitates implementation of our products. In addition, the application of our products does not require special equipment as they are used in combination with or replace existing products applied on the packing line or in the mix tank in the field. This allows a relatively cheap, seamless and fast implementation.

●	Significant Reduction of Hazardous Chemicals Food Residue. All the ingredients in our blend of food acids are recognized by the FDA as GRAS when used as intended in fruit and vegetable wash applications, while oxidizers we use such as hydrogen peroxide rapidly decompose into water and oxygen. The absence of toxicological residues not only improves food quality but also promotes occupational safety for the employees of packing houses, contributing to a friendlier and safer working environment.

Our Strategy

In September 2018, we changed our organizational structure and management team. After reviewing the then existing strategy and results of operation, as well as examining the market opportunities, the new management team decided to update our strategy, reduce the marketing and sales of its existing products, and focus our efforts and financial resources in developing its next generation products. During 2019 and 2020, we developed, validated and tested the efficacy of our next generation product - a blend of food acids - on a variety of crops in small- and large- scale commercial pilots. During 2021, following the completion of certain successful pilots conducted in 2020, we shifted our strategic focus to marketing, sales and overall commercialization of its products.

Over the course of the last two years, we understood that working with global post-harvest service companies is challenging, especially when considering that our solutions reduce or replace their lucrative products (fungicides) on the packing line. Furthermore, we concluded that the validation of our solutions by these post-harvest service companies is long and required multiple pilots over several years. In addition, following the positive results on berries, and taking into account the short shelf life and the lack of existing solutions, we decided to focus our efforts on developing such solutions since a shorter shelf life may reduce our sale cycle and, accordingly, present greater market opportunity.

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

In order to achieve our goals, we intend to:

●	Develop a Strong Marketing Message Around Promoting Safe Food While Avoiding Food Waste. We plan to brand our fresh produce with a “chemical residues free” seal of approval and we believe that like-minded fruit packers around the globe will seek to differentiate themselves from their competitors by obtaining this seal.

●	Expand Our Activities to Include Focus on Various Berries. The berry market is virtually untapped and consists of very sensitive produce with limited shelf-life that stand to benefit from our solutions. Berries can be harvested several times throughout the course of the year and are considered to be a high value crop.

●	Acquire or License Complementary Products and Technologies. We actively search for products and technologies that can enhance our portfolio and grow our business to address all the post-harvest treatments such as fruit coating products or technologies.

●	Expand to Additional Produce and Geographies. Our plan is to focus first on key countries and regions with the largest markets for our crops, including Mexico, Israel, Turkey, Egypt, key markets in the United States such as California and Brazil. In the future, we are also planning to increase the variety of crops that can be treated with our products, to include produce such as apples, tomatoes, pomegranate, eggplant, broccoli, and papayas.

●	Focus on Exportation to Europe. We plan to increase our focus on exports to Europe, from countries such as Peru and Brazil, as European Union regulations permit a limited use of fungicides. When taking into account these regulations, which are becoming increasingly difficult, and the long transportation time, there is a significant increase in the risk of produce decay.

●	Leverage Our Products Through Collaborations. Our focus and expertise in the development of green products for the agritech industry and in post-harvest treatments allow us to be a partner of choice for other businesses looking for development partners and for larger companies wanting to leverage their product such as PAA into new combination products. For example, companies selling or owning fungicides, the MRL of which is being reduced, and that are working in synergy with our products are good partners. This type of collaboration could allow them to continue selling their product.

Selling and Marketing

Although since 2022, we ran over fifty successful pilots with potential commercial partners, we discovered that the sale cycle is significantly longer than we had anticipated and noted it would take, on average, at least two seasons for our new solutions to be fully implemented.

Therefore, during 2023, we optimized our marketing and sales strategy. We now concentrate our efforts first on high value crops, such as avocado, mango, citrus, pears, various berries, dates and bell peppers, while targeting larger producing countries in both the northern and southern hemispheres to overcome the seasonal effect. In the last 12 months, we conducted pilots in South and Central America, the United States, South Africa, Turkey, and Israel, and we are exploring collaboration opportunities in Morocco, yet due to regulatory challenges in Morocco, as of the date of this report, we have not run any pilots. In addition, to shorten the length of our pilots, we now aim to target fresh produce with a comparatively shorter shelf life, including various berries. Over the next 12 months, we intend to focus mainly on following up with the pilots performed during the last 18 months in Peru, Brazil, the United States and Israel and convert them into full commercial applications. To facilitate our market penetration, we are collaborating with local agents and experts in various jurisdictions, each of which has connections with packers and retailers on the ground, which helps us bridge the language and cultural gaps.

The table below summarizes the market opportunities for selected produce in our target markets.

	Apples & Pears	Avocado	Bananas	Berries	Bell pepper	Citrus	Lettuce & chicory	Mango	Papaya	Tomatoes
Global Production of the Crop (in million ton)[1]	109.2	6.8	115.9	10.1	35.3	63.5	27.0	52.5	13.4	181.1
Production of the Crop in the Company’s Target Markets (in million ton)[2]	19.4	3.9	17.6	4.2	9.6	19.0	7.5	7.7	1.7	51.4
Production of the Crop in the Company’s Target Markets (in %)	18%	58%	15%	42%	27%	30%	28%	15%	13%	28%

1.	Average global production for the years 2018, 2019, 2020 and 2021.
2.	Our general target markets include Brazil, Chile, Colombia, Egypt, Israel, Italy, Mexico, Morocco, Peru, Philippines, South Africa, Spain, Thailand, Turkey and the United States.

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

Unfortunately, the war in Ukraine as well as the earthquake that hit Turkey during February 2023, had a negative impact on the citrus packers we worked with for the 2022-2023 season, in turn this diminished our collaborations. Following the commencement of the war between Israel and Hamas, the collaboration with local packers in Turkey was further disrupted, and currently we halted all collaborations with such packers.

Mexico

In an effort to promote our activities in Mexico, we collaborated with Agrinet S. A., an agritech consultancy firm with expertise in introducing new products into Mexico. Agrinet initiated a pilot program across Mexico to demonstrate the benefits of Save Foods solution. The program included several packing house companies in Mexico that export mainly to the United States. After successful pilots, our relationship with the Mexican packers came to a halt as most of them are exporting to the United States and thus, did not find a benefit in increasing their produces’ shelf-life.

Therefore, during 2023 we concentrated our efforts on strawberries, which have a very short shelf life and are of high value. Even after we ran several pilots with a local strawberry grower, results were not deemed conclusive. We were looking for new packers but as a result of Israel’s war with Hamas, we have put on hold this activity.

Following the demand from its clients to use a specific type of coating, SiCar has stopped using Save Foods’ solutions on their Persian limes since April 2023, to avoid potential compatibility issues and to reduce packing costs.

Israel

From January 2022 until January 2023, Mehadrin was applying our solutions on produce in one of its packing-lines in Ashkelon, Israel, in which Mehadrin reported a reduction of 50% of pesticide usage. Due to technical reasons, in November 2022, our commercial implementation with Mehadrin transitioned to a packing-line in Netanya, Israel, for additional pilots. These pilots were expected to continue during the 2023-2024 season, however due to the war between Israel and Hamas, which led to reduced production, Mehadrin is currently not conducting any pilots.

Over the course of 2022, we ran additional pilots with large packing houses in Israel on pears, berries, pomegranate and tomatoes. Following several successful pilots on pears, a leading Israeli pear packing company started mid-2023 to use our solution as their commercial applications for two of their pear’s variety. Following the successful season, the packing houses are considering applying Save Foods’ solution to all their pears by the end of the first half of 2024.

United States

The first market we target for the sale and distribution of SavePROTECT is the post-harvest citrus industry in the State of California, which according to the 2022 USDA report on citrus fruit accounts for 62% of total United States citrus production.

Over the last three years, we have treated more than 200,000 tons of citrus fruit with different version of our SavePROTECT product. Under the supervision of a world leading packing house to the citrus fruit industry, we evidenced our solutions’ utility as having a good safety profile, ensuring food safety and controlling microbial spoilage. We plan to leverage this collaboration in order to further penetrate the citrus based fruit packing industry, both in California and beyond.

The post-harvest treatment market for fruits and vegetables, which, according to a post-harvest treatment market analysis by Reports and Data, is projected to grow from $1.5 billion in 2019 to $2.3 billion by 2026, growing at a CAGR of 6.5% during the forecast period, is led globally by select companies, including DECCO U.S. Post-Harvest, Inc., (United States), Pace International, (United States), Xeda International (France), John Bean Technologies (United States) and Agrofresh (United States).

Brazil

Brazil ranks third globally in fruit production and exported more than 1 million tons of fruit during 2023 According to an article published on Fresh Plaza, a global trade media platform, in 2021 the European Union and the United Kingdom accounted for more than 60% of Brazil’s fruit export destinations. The main fruits exported from Brazil to Europe and the UK during 2023 included table grapes, limes, avocados, litchis, bananas, melons, and papayas. These fruits represent a significant portion of Brazil’s fruit exports, with about 75% of exported fruit from Brazil exported to the European and UK markets.

In 2022, we began to evaluate the opportunity of the Brazilian market and the regulatory landscape in collaboration with Endeavour Biologicos, a Brazilian agri-biotech company focused on biological crop protection, and Oxytrade Comércio, a Brazilian trading company with expertise in import/export. By the end of the second quarter of 2023, we received the approval from Endeavour Biologicos for the distribution of our products and they confirmed the market opportunity for our solutions.

After meeting potential packers, we currently plan to implement several pilots during the first half of 2024 on lime and mango.

Peru

According to statistics from Peru’s Ministry of Agricultural Development and Irrigation, Peruvian agricultural exports reached a record of $7.56 billion in 2022. In 2022, Peru’s blueberry exports reached a record $1.36 billion, Peru’s avocado exports reached $895 million and Peru’s grape exports reaching a record high of $1.46 billion, followed by citrus and mango.

We have conducted pilots since 2022 in Peru, mainly on avocado, with a large multinational packer of avocado. Following these successful pilots, such packer started a small-scale commercial pilot with our solution on avocado during the first half of 2024 with the goal of advancing to full commercial application for 2025.

Spain

Following a collaboration with one of the world’s leading post-harvest treatment service vendors in Spain during 2020, in which we examined our product on citrus fruit, we began the registration process of our product, PeroStar. Upon further consideration, we decided to withdraw our efforts to enter the Spanish market, and instead focus on countries that export to Europe.

Intellectual Property

We rely on patents and trade secret protection laws to protect our proprietary products and intellectual property. We entered into confidentiality agreements with our employees, consultants, customers, service providers and vendors that include our technology and proprietary manufacturing processes.

As of March 29, 2024, Save Foods Ltd. owned twelve issued patents. These patents were granted in Israel, the United States, South Africa, and Europe and expire between 2031 and 2041. In addition, ten patent applications are pending.

Compositions and Methods of Treating Edible Matter and Substrates Therefor

This patent family includes patents in the United States, Israel, and an allowed application in Europe and relate to a method for protecting edible matter from decay by applying to the edible matter a disinfecting composition containing, among other things, (1) phosphonic or phosphoric acid, (2) a carboxylic acid, (3) performic acid, (4) a performic acid source (such as formic acid) and an oxidizer (such as hydrogen peroxide).

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-001-DE	Germany	Patent	Issued	DE 602011071750.2	September 14, 2010
SVF-P-001-ES	Spain	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-FR	France	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-GB	Britain	Patent	Issued	11825901.9	September 14, 2010
SVF-P-001-IL	Israel	Patent	Issued	225247	September 14, 2010
SVF-P-001-IL1	Israel	Patent	Issued	254909	September 14, 2010
SVF-P-001-US1	United States	Patent	Issued	10,212,956	September 14, 2010
SVF-P-001-US2	United States	Patent	Issued	11,632,971	September 14, 2010
SVF-P-001-US3	United States	Patent	Pending	18/082,810	September 14, 2010

A claim was filed against the registration of our Patent No. 11825901.9, which is scheduled for a court hearing in November 2024. For additional information, see “Legal Proceedings”.

Methods for Improving the Appearance of Edible Plant Matter

This patent family includes a patent in Israel and relates to a method of improving the appearance of edible plant matter either during the pre-harvest or post-harvest stage. The method includes applying a composition based on phosphonic acid to the edible plant matter.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-002-IL	Israel	Patent	Issued	229724	May 30, 2011

Method and Apparatus for Maintaining Fresh Produce in a Transportation Container

This patent family includes patents in Israel and the United States and relate to a method for maintaining fresh produce stored in a transportation container. The apparatus is configured to generate an aerosol of one or more liquid pesticides, thereby reducing pathogenic contamination within the transportation container. This patent family covers any liquid pesticide for use in the above-mentioned apparatus.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-003-IL	Israel	Patent	Issued	227328	June 23, 2013
SVF-P-003-US	United States	Patent	Issued	9,487,350	June 23, 2013

Sterilization Compositions and Methods for Use Thereof

This patent is related to compositions and methods for reducing pathogen load within a container or on a surface, including the surface of an edible plant matter, and for disinfection of cooling systems.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-004-USP	United States	Patent	Pending	63/605,514	December 3, 2023

Sterilization Devices and Methods for Use Thereof

This patent is related to a device for controlling pathogen load within a container or on a surface by spraying a disinfecting composition in response to a trigger, such as increased pathogenic contamination.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-005-USP	United States	Patent	Pending	63/605,516	December 3, 2023

Sterilization Compositions and Methods for Use Thereof

This patent is related to kits and methods for controlling pathogen load within or on the surface of an edible plant matter.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-006-EP	Europe	Patent	Pending	21763868.3	March 1, 2020
SVF-P-006-MX	Mexico	Patent	Pending	MX/a/2022/010828	March 1, 2020
SVF-P-006-PE	Peru	Patent	Pending	001876-2022/DIN	March 1, 2020
SVF-P-006-US	United States	Patent	Pending	17/908,624	March 1, 2020
SVF-P-006-ZA	South Africa	Issued	Pending	2022/09840	March 1, 2020

Combined Fungicidal Preparations and Methods for Use Thereof

This patent is related to compositions and to methods for reducing pathogen load on a substrate.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-007-EP	Europe	Patent	Pending	21829736.4	June 23, 2020
SVF-P-007-CA	Canada	Patent	Pending	3,184,215	June 23, 2020
SVF-P-007-US	United States	Patent	Pending	18/012,486	June 23, 2020

We cannot be sure that any patent will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. There is also a significant risk that any issued patents will have substantially narrower claims than those that are currently sought.

Competition

Given that the market for the use of green and “residue free” solutions is evolving, we are continually facing growing competition. The market for post-harvest solutions is fragmented and includes various regional suppliers. The market for post-harvest treatments for fruits and vegetables is dominated by five large players with wide reach across the globe. We believe that a market edge will be given to a company that can solidify its reputation, product quality, customer service and customer intimacy, product innovation, technical service and value creation. Based on these variables, we believe that we compete favorably when compared with the global competition in this market.

Currently, our main competitors are companies providing PAA, chlorine and other sanitization solutions, such as ozone, as well as technology companies developing new biorational fungicides.

We also compete with heavily diversified multi-national chemical conglomerates, which produce various biocide formulations designed to kill or deactivate pathogenic micro-organisms. Of these, two companies are the most significant:

●	Evonik Active Oxygens, LLC: A subsidiary of Evonik Industries, AG (Germany). It is a significant worldwide producer of hydrogen peroxide, persulfates and PAA. These products are part of the “Smart Materials” division of Evonik which generated 4.8 billion Euro in sales in 2022; and

●	Solvay S.A. (Belgium): Similar to Evonik Industries, Solvay is a heavily diversified multinational chemical conglomerate. During the fiscal year 2022, Solvay had approximately €13.4 billion in net sales, spread across the breadth of their product lines. Most relevant to us is their blends of PAA and hydrogen peroxide, sold in two primary formulations - OXYSTRONG for water treatment and PROXITANE for the food industry.

In addition, we have several indirect competitors, which are companies with whom we seek to form strategic partnerships - large companies specializing in post-harvest solutions for the agricultural industry. This has been more difficult than initially anticipated due to our solutions reducing these companies’ revenues from certain fungicides used on produce. Such companies include:

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

We believe that the organic market offers a huge trade and income potential for producers, processors and trading companies globally and that the rising demand of various organic products has driven the demand of organic post-harvest treatments. Green and organic technologies are increasingly being developed in a global market and several conventional post-harvest product and equipment suppliers, such as Citrosol, Fomesa, Decco and JBT, have taken the opportunity and are starting to develop natural products.

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

In addition, based on the opinion of our U.S. regulatory experts, all SavePROTECT ingredients are GRAS when used as intended and the product does not have pesticidal activity.

In December 2021, we submitted an application for certification for our SavePROTECT to the Organic Materials Review Institute (“OMRI”), an international nonprofit organization that determines which input products are allowed for use in organic production and processing. OMRI Listed® products are allowed for use in certified organic operations under the United States Department of Agriculture (“USDA”) National Organic Program. OMRI reviews input products to verify that they meet the organic standards for use on organic farms or in organic processing. OMRI is recognized by the USDA National Organic Program as a reputable third-party input reviewer in Interim Instruction 3012 of the USDA’s NOP Handbook. In addition, OMRI is accredited under the International Organization for Standardization ISO 17065 by the USDA Quality Assessment Division.

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

Processing aids are differentiated from food additives, which are substances that are added to food with the intention to exert a technological function within the final food product. Therefore, processing aids are not required to follow the EFSA guideline of “Data Requirements for the Evaluation of Food Additive Applications.”

In Europe, our PeroStar is not considered a processing aid in the enzymatic preparation category and, therefore, PeroStar is only regulated at the national level. While there are no harmonized requirements regarding the registration of a processing aids, some data (such as full composition and some toxicological data) must be disclosed and discussed with the competent authorities before the submission of a registration request.

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

In Mexico, based on the product composition and the legal status of the substances to be used as food additives, our PeroStar/SavePROTECT can be marketed and used in Mexico as a food additive (processing aid) and no registration is required.

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

Based on the intended use and claims for FieldPROTECT, our product for pre-harvest was registered with CDPR on October 23, 2023 as an adjuvant FieldPROTECT is a product similar to SavePROTECT however it is used for pre-harvest applications.

On February 5, 2024, we received the confirmation from our partners in Brazil, that Save Foods products are cleared and could be commercialized in Brazil without any further regulatory approvals.

Registration of Our SpuDefender and FrehProtect

We currently have registrations for our SpuDefender (EPA Reg. No. 86381-1) and our FreshProtect (EPA Reg. No. 86381-2), at both the federal level and in the individual states where the products are sold for the use in post-harvest settings. To allow the utilization of our FreshProtect in pre-harvest settings, we submitted to the EPA an updated product label in January 2023.

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

Employees

As of March 29, 2024, we (together with our wholly owned subsidiary, Save Foods Ltd.) have two full-time employees and one part-time employee. Our executive officers, David Palach and Lital Barda, are responsible for the day-to-day operations of our company.

Company Information

Our principal executive offices are located at HaPardes 134 (Meshek Sander), Neve Yarak, Israel, and our telephone number is (347) 468-9583. Our website address is www.n2off.net. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

Company History

We were incorporated under the name Pimi Agro Cleantech, Inc. on April 1, 2009, under the laws of the State of Delaware. On April 11, 2016, we changed our name from Pimi Agro Cleantech, Inc. to Save Foods, Inc. Our subsidiary, Save Foods Ltd., was incorporated on January 14, 2004, under the name Pimi Marion Holdings Ltd., to exploit the knowledge, intellectual property and business assets of Nir Ecology Ltd., a company founded in September 1989, focused on developing sanitizing solutions for the water and food industry. During the initial years of its activity and until 2009, Pimi Marion Holdings Ltd. focused on the development of new products and applications within the potato-growing industry. On October 5, 2008, Pimi Marion Holdings Ltd. changed its name to Pimi Agro Cleantech Ltd. In September 2018, we changed our organizational structure and leadership team to support our new strategy and objectives. The goal of the organizational change was to drive us towards regulatory approvals for our new generation of products. Our revamped strategy was developed following research we conducted on the applicable and potential commercial markets for our products. The results of this research demonstrated a clear and significant market for our new products to be deployed as sanitizers for the agricultural and food tech industries. On May 2, 2019, Pimi Agro Cleantech Ltd. changed its name to Save Foods Ltd. Effective November 10, 2023, we merged with and into its wholly-owned subsidiary established in the State of Nevada for the purpose of reincorporating in the State of Nevada. On February 8, 2024, our stockholders approved the change of our name from Save Foods, Inc. to N2OFF, Inc., and our symbol to NITO. The name and symbol change became effective on March 19, 2024.

item 1a. risk factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, any one of which could have a materially adverse effect on our results of operations, financial condition or business. These risks include, but are not limited to, those listed below. This list is not complete, and should be read together with the section titled “Detailed Risk Factors” below:

●	We have a history of operating losses and expect to incur additional losses in the future.
●	We may need to raise significant additional capital, which we may be unable to obtain.
●	Because of our limited operating history, we may not be able to successfully operate our business or execute our business plan.
●	We may not be able to successfully operate our business or execute our business plan.
●	Our customers require that our products undergo a lengthy pilot period without any assurance of sales.
●	Our products and technology require additional trials, which could prolong the sales cycle.
●	The commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries.
●	Conditions in Israel, including the effect of recent attacks by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, on our operations and ability to manage and market our products, among other things, the direct effects of the war on the agriculture in Israel, which could indirectly lead to a decrease in revenues.
●	We may face significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter.
●	Our success is dependent upon the acceptance of our environmentally friendly solutions for fruits and vegetables.
●	We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.
●	We currently rely on a limited number of suppliers to produce certain key components of our products.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services, we may not be successful in commercializing our products.
●	We rely on rapidly establishing global distributorship network in order to effectively market our products.
●	The results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals.
●

Our products are highly regulated by governmental agencies in the countries where we conduct business and into which we plan to expand.

Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States, Mexico, Israel, Brazil, Turkey, Egypt, Peru, and South Africa, which might take longer than expected.

●	The inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities.
●	Our business and operations may be affected by unexpected events, including climate change conditions, which could materially harm our financial results.
●

Increased attention to environmental, social, and governance matters and conservation measures may adversely impact our business or that of our manufacturers.

Conditions in the global economy, including inflation and recessionary pressures, may adversely affect our business, financial condition and results of operation.

●	Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business and results of operations.
●	We are subject to risks relating to portfolio concentration.
●	Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States, Mexico or Israel.
●	Our business depends to some extent on international transactions.
●	If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, our ability to compete will be harmed.

●	If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unprotected know-how, our ability to compete will be harmed.
●	We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.
●	If we or our contractors or service providers fail to comply with laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our products or future products that we may develop and may harm our reputation in our industry.
●	Regulatory reforms may adversely affect our ability to sell our products profitably.
●	We may not satisfy Nasdaq’s requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our securities.
●	The market price of our common stock may be highly volatile.
●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our share price to fall.
●	Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
●	We may be subject to securities litigation, which is expensive and could divert management attention.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our common stock, our stock price and trading volume could decline.
●	We do not anticipate paying any cash dividends in the foreseeable future.
●	We may need additional capital, and the sale of additional shares or equity or debt securities could result in additional dilution to our stockholders.
●	Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
●	We incur additional increased costs as a result of the listing of our common stock for trading on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.
●	We face risks related to compliance with corporate governance laws and financial reporting standards.
●	The ongoing conflict in Ukraine may result in market volatility that could adversely affect our business.
●	If we fail to implement and maintain effective internal control over financial reporting, we may be unable to report our financial results accurately or meet our reporting obligations.
●	We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.
●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.
●	It is not possible to predict the actual number of shares we will sell under our agreement with the Investor, or the actual gross proceeds resulting from those sales.
●	Investors who buy shares at different times will likely pay different prices.
●	We completed a reverse stock split on October 5, 2023, in an effort to regain compliance with Nasdaq listing rules and we cannot predict the effect that such reverse stock split will have on the market price of our common stock.
●	Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.
●	It may be difficult to acquire jurisdiction and enforce liabilities against our officers and directors who are based in Israel.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and expect to incur additional losses in the future.

We have sustained losses in recent years, which as of December 31, 2023, accumulated to $29,360,235. We are likely to continue to incur significant net losses for at least the next several years as we continue to pursue our strategy, which is currently focused on converting pilots into paying customers, following lengthy sale cycles of at least two seasons. Our losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our share price or cause us to cease operations. As discussed in Note 1 to the financial statements, as a result of these factors, there is substantial doubt about our ability to continue as a going concern.

We may need to raise significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our research and development activities and transition to commercial operations have been significant. We will require additional funds to continue running pilots and testing our technologies and products, to obtain intellectual property protection relating to our technologies, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to procure adequate additional financing, we may not be able to fully implement our growth plans and we will be required to cease operations until such additional capital is raised. Any additional financings that we may require in the future will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share.

Risks Related to Our Business, Industry and Business Operations

Because of our limited operating history, we may not be able to successfully operate our business or execute our business plan.

In September 2018, we changed our organizational structure and management team. After reviewing our company then existing strategy and results of operation, as well as examining market opportunities, the new management team decided to update our strategy, reduce the marketing and sales of its existing products, and focus our efforts and financial resources on developing its next generation of products. From 2019 to 2020, we developed, validated and tested the efficacy of our next generation product - a blend of food acids - on a variety of crops in both small- and large-scale commercial pilots. In 2021, we commenced commercialization in various jurisdictions, while continuing to conduct commercial pilots. In 2022, we extended our commercial pilots in additional locations in the Northern and Southern hemispheres to address the seasonal effect.

Given our limited operating history, it is hard to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early-stage enterprises. Such risks include, but are not limited to, the following:

●	the absence of a lengthy operating history, in connection with implementation of effective logistics for the export of our product globally;

●	insufficient capital to fully realize our operating plan;

●	expected continual losses for the foreseeable future;

●	operating in multiple currencies;

●	our ability to anticipate and adapt to a developing market(s);

●	acceptance of our products by pre- and post-harvest industry players and consumers;

●	limited marketing experience;

●	a competitive environment characterized by well-established and well-capitalized competitors;

●	the ability to identify, attract and retain qualified personnel; and

●	operating in an environment that is highly regulated.

Because we are subject to these risks, evaluating our business may be difficult, our business strategy may be unsuccessful and we may be unable to address such risks in a cost-effective manner, if at all. If we are unable to successfully address these risks our business could be harmed.

Our customers require that our products undergo a lengthy testing period without any assurance of sales.

Our prospective customers generally test and evaluate our solutions before applying them to their commercial product lines or integrating them into their facilities. This testing period takes at least two seasons and could be longer or subject to delays. Even after our solutions are approved by the customers, due to seasonal effects, it could take several months before they begin purchasing our solutions, if at all. Nothing guarantees that following such pilots, the targeted packing house will choose to use our solutions on its products or continue the process further and complete the sale cycle. The combination of the longer sales cycle and the unique nature of our solutions that could have different results following seasonal changes could have an impact on our profitability and business. As a result, we could have limited revenues, or no revenues, from prospective customers, even after we have invested significant amounts of time in the pilot phase and sales of our solutions, which in turn could adversely affect our business and financial results.

Our products and technology require additional trials.

The efficacy of our products has only been shown in the limited number of pathogens tested on certain produce and climates, and therefore our products have yet to be proven against certain additional pathogens, produce and market climates to validate the efficacy and benefits of our products. These trials are lengthy and prolong our sale cycle by at least two seasons, and no assurance can be made that such packing facilities will chose to implement our solutions in their facilities.

The commercial success of our new generation products, as well as any future products, depend upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries.

To achieve high volume sales and attain a leading market share and become the new standard of treatment, our products must not only be approved by the regulators, but also endorsed by the major packing houses and service providers, retailers of fruits and vegetables as well as environmental organizations. Our success depends on our ability to create significant value to the growers, the packing houses and the food retailers. We are aware of this key factor and are focusing on conducting large scale pilots with major fruits and vegetables packers and retail suppliers of fresh consumed goods in several countries to show the efficacy of the products and our technology, and to receive the recognition of packers and retailers. However, there can be no assurances that we will succeed in such an endeavor, nor is it clear how long it will take until we receive market recognition.

There can be no assurance that any product that we bring to the market will gain market acceptance by prospective customers. The commercial success of our new generation products and any future product depends in part on the packing house community as well as other industries for various use cases, depending on the acceptance by such industries of our technology as a useful and cost-effective solution compared to current solutions. If our new generation products or any future product do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products will depend on a number of factors, including:

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

The market for post-harvest solutions is fragmented with various regional suppliers. The market of post-harvest treatments for fruits and vegetables is dominated by five large players with wide reach across the globe, which players may perceive us as a competitive threat and institute commercial measures to reduce our market share, including by aggressively ‘bundling’ their products and services to compete with us. We believe that the principal competitive factors in our industry include reputation, product quality, customer service and customer intimacy, product innovation, technical service, and value creation.

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

Our future business success will depend upon our ability to maintain and enhance our technological capabilities and develop and market products, services and applications that meet changing customer needs and market conditions in a cost-effective and timely manner. Maintaining and enhancing technological capabilities and developing new products may also require significant investments in research and development, which following financial cutbacks, we have shifted our focus to the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers. We may not be successful in converting our completed pilots into paying customers or to develop new products, services and technology that successfully compete or are able to anticipate changing customer needs and preferences, and our customers may not accept one or more of our new products or services. If we fail to keep pace with evolving technological innovations or fail to modify our products and services in response to customers’ needs or preferences, then our business, financial condition and results of operations could be adversely affected.

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

We have a limited selling and marketing infrastructure and have limited experience in the sale, marketing or distribution of products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to enter into collaborations with third parties, like post-harvest service companies, and establish a selling and marketing infrastructure or to out-license our products.

In the future, we may consider building a focused selling and marketing infrastructure to market our products in the United States or elsewhere in the world. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force could be expensive and time consuming and could delay any product launch. This may be costly, and our investment may be lost if we cannot retain or reposition our selling and marketing personnel.

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

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products in our target markets, including Chile, Mexico, Peru, Columbia, the United States, South Africa, the Philippines, Thailand, Turkey, Egypt, Morocco, Spain, Italy, Brazil and Israel, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any or all of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

We rely on rapidly establishing a global distributorship network in order to effectively market our products.

We have developed initial partnerships with local partners. In order to expand selling and marketing globally and capture leading market share before any potential reaction from competitors, we will need to rapidly expand geographically and establish a global distribution network. This will likely put pressure on our management as well as on our financial and operational resources. To mitigate this factor, once we establish a significant presence in the market, we will proceed to establish strategic partnerships with leading market players; however, there are no assurances that we will succeed in establishing such partnerships, which may harm the marketing of our products and the development of our business.

We may not be successful in our efforts to complete and integrate current and/or future acquisitions, which could disrupt our current business activities and adversely affect our results of operations or future growth.

Any acquisition may involve many risks, including the risks of:

●	diverting management’s attention and other resources from our ongoing business concerns;
●	entering markets in which we have no director prior experience;
●	improperly evaluating new services, products and markets;
●	being unable to maintain uniform standards, controls, procedures and policies;
●	failing to comply with governmental requirements pertaining to acquisitions of local companies or assets by foreign entities;
●	being unable to integrate new technologies or personnel;
●	incurring the expenses of any undisclosed or potential liabilities; and
●	the departure of key management and employees.

If we are unable to successfully complete our future acquisitions or to effectively integrate NTWO OFF or future acquisitions, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. Even if we are successful in completing acquisitions, we cannot assure that we will be able to integrate the operations of the acquired business without encountering difficulty regarding different business strategies with respect to marketing and integration of personnel with disparate business backgrounds and corporate cultures. The integration of NTWO OFF, which incorporation was completed in August 2023, is still in progress and, as of the date of this Annual Report, we cannot assure that such process will be completed without encountering difficulties. Further, in certain cases, mergers and acquisitions require special approvals, or are subject to scrutiny by the local authorities, and failing to comply with such requirements or to receive such approvals, may prevent or limit our ability to complete the acquisitions as well as expose us to legal proceedings prior or following the consummation of such acquisitions. In some cases, such proceedings, if initiated, may conclude in a requirement to divest portions of the acquired business. As of the date of this Annual Report, we are not aware of any pending proceedings as such in connection with the acquisition of NTWO OFF.

The results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals.

Our products have been tested in multiple commercial and small-scale pilots on certain types of produce and during specific times of the year. We are currently in the development and optimization phases of these products. Results from our later-stage commercial tests may show lower efficacy than our early-tests conducted previously, and we cannot guarantee that when commercialized, our products will be effective and stable and product improvements as well as possible changes in the application and usage protocol may be required. Our results could further be affected by the changing behavior of the fruits throughout the season, therefore demonstrating inconsistent results. These factors may significantly delay receipts of regulatory approvals, and the introduction of our products into the market. Likewise, we cannot be sure these products will be commercially viable and have no assurances that we will be able to expand upon our current product offerings or that any such expansion will generate revenue.

Our products are highly regulated by governmental agencies in the countries where we conduct business and in countries in which we plan to expand. Our failure to obtain regulatory approvals and registration, to comply with registration and regulatory requirements or to maintain regulatory approvals would have an adverse impact on our ability to market and sell our products.

Some of our products are subject to technical review and approval by government authorities in each country where we currently conduct our business and where we intend to sell our products.

The regulatory requirements to which we are subject are complex and vary from country to country. To obtain new registrations, it is necessary to have a local registrant, and to understand the country’s regulatory requirements, both at the time an application for registration is submitted and when the registration decision is made, which may be several years later. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use, and disposal of unwanted product and used containers) to ensure that product performance (e.g., efficacy), intrinsic hazards and use patterns are fully characterized. Risk assessments are conducted by government regulatory authorities who make the final decision on whether the documented risk associated with a product and active ingredient is acceptable prior to granting approval for sale. This process may be prolonged due to requirements for additional data or internal administrative processes. There is a risk that registration of a new product may not be obtained or that a product label may be severely reduced, restricting the use of the product. If these circumstances arise, there is a risk that the substantial investments made in product development will generate the projected sales that justified the investment, and our business, financial condition and results of operations may be adversely affected by failure to obtain new registrations.

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

Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, South Africa, Brazil, and Israel, which might take longer than expected.

We are subject to extensive national, state and local government regulation. A critical key to our success and ability to expand our business is our ability to obtain regulatory approvals and registration in the United States and in other countries for the use of our products. The regulatory approvals of some of our products are dependent on trials to show the efficacy and the non-toxicity of our products and are time and cost consuming. We do not anticipate any significant problems in obtaining future required licenses, permits or approvals that are necessary to expand our business, however such licenses, permits or approvals may take longer than expected due to various factors, which might cause delays in these countries and other jurisdictions.

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

Furthermore, certain natural disasters may affect our operations. For example, our partner in Turkey, located in eastern Turkey, a region that sustained an earthquake registered at a magnitude of 7.8 on February 6, 2023. Given that our operations are global in nature, and our partnerships are located in various geographic locations subject to certain inherent dangers, it is plausible that our business and operations may be adversely affected by any such future natural disasters.

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

In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Such climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies.

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

Our business involves complex operations and demands a management team to determine and implement our strategy and workforce that is knowledgeable and has expertise in many areas necessary for our operations. As a company focused on commercializing our completed pilots into paying customers in the highly-specialized horticultural post-harvest field, we rely on our ability to attract and retain skilled employees, consultants and contractors. The departure of highly skilled employees, consultants or contractors or one or more employees who hold key regional management positions could have an adverse impact on our operations.

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

Furthermore, we are dependent upon managers to oversee our operations. Thus, there can be no assurance that a manager’s experience will be sufficient to successfully achieve our business objectives. All decisions regarding the management of our affairs will be made exclusively by our officers and directors. In the event these people are ineffective, our business and results of operation would likely be adversely affected.

We are subject to risks relating to portfolio concentration.

Our business is highly dependent on a small number of products, which are based on our main ingredients. Our core post-harvest business includes solutions designed to improve the yields of the packing house but mainly ensure food safety and assisting packing houses to meet the new FSMA requirements. Our ability to market and sell products containing our ingredient to key service providers for treatment in post-harvest food safety industry in order to utilize their market position is important to our future success.

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

Other than our headquarters and other operations which are located in Israel (as further described below), we currently have limited international operations. Our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates and we also plan to retain sales representatives and third-party distributors, outside of the United States and Israel at a later date. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits, and licenses;

●	failure by us to obtain regulatory approvals for the use of our product candidates in various countries;

●	additional potentially relevant third-party patent or other intellectual property rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, as amended (the “FCPA”) its books and records, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Our business depends to some extent on international transactions.

As a result of the international nature of our business, we are exposed to risks associated with changes in foreign currency exchange rates. A majority of our revenues and substantially all of our cost of sales are in U.S. dollars and our management, marketing, sales and research and development costs are in New Israeli Shekels. We are therefore exposed to foreign currency risk due to fluctuations in exchange rates. This may result in gains or losses with respect to movements in exchange rates, which may be significant and may also cause fluctuations in reported financial information that are not necessarily related to our operating results.

Risks Related to Intellectual Property

If we are unable to secure and maintain patent or other intellectual property protection for our products, our ability to compete may be harmed.

Our commercial success depends, in part, on obtaining and maintaining patent and other intellectual property protection for the proprietary blend used in our products and our manufacturing process, as well as continuing to develop and secure trade secrets. We might in the future opt to license intellectual property from other parties. If we, or the other parties from whom we may license intellectual property, fail to obtain and maintain adequate patent or other intellectual property protection for intellectual property used in our products, or if any protection is reduced or eliminated, others could use the intellectual property used in our products, resulting in harm to our competitive business position. In addition, patent and other intellectual property protection may not provide us with a competitive advantage against competitors that devise ways of making competitive products without infringing any patents that we own or to which we have rights.

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

If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unprotected know-how, our ability to compete may be harmed.

Proprietary trade secrets, copyrights, trademarks, and unprotected know-how are also very important to our business. We rely on a combination of trade secrets, copyrights, trademarks, confidentiality agreements and other contractual provisions and technical security measures to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. We require our office holders, employees, consultants, and distributors of our products and most third parties to execute confidentiality agreements in connection with their relationships with us. However, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our office holders, employees, consultants, and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. As a result, other parties may be able to use our proprietary technology or information, and our ability to compete in the market may be harmed.

We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. No assurance can be given that patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued. Furthermore, our competitors or other parties may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware, and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications with claims that we infringe. There could also be existing patents that one or more of our products or parts may infringe and of which we are unaware. As the number of competitors in the post-harvest market grows, and as the number of patents issued grows, the possibility of patent infringement claims against us increases.

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

We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to pay damages. We could also be prevented from selling our products unless we could obtain a license to use technology or processes covered by such patents or will be able to redesign the product to avoid infringement. A license may not be available at all or on commercially reasonable terms or we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct clinical trials and to revise our filings with the applicable regulatory bodies, which would be time-consuming and expensive. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed.

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

From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products. Likewise, our competitors may also already hold or have applied for patents in the United States or abroad that, if enforced or issued, could prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. Any actions asserted against us could require payment of damages for infringement, enjoining the use of said product, or a requirement that we obtain licenses from these parties or substantially re-engineer our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

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

Risks Related to NTWO OFF

The evolution of our business strategy may not be successful and we may require additional financing, have increased operational costs or other financial harm to our business and financial condition.

Our business strategy continues to evolve following our acquisition of a majority stake in the newly-formed NTWO OFF a research and development company using technologies developed at the Agricultural Research Organization – Volcani Institute. Changing our business entails risks in implementation and operations, and there is no guarantee we will be successful. Furthermore, changing our focus may require additional capital and we will incur costs associated with changing our business and implementing a new business plan.

If NTWO OFF becomes subject to environmental-related claims, it could incur significant cost and time to comply.

NTWO OFF’s nitrous oxide business activities create a risk pertaining to environmental liabilities and reputational damage. NTWO OFF is subject to various environmental laws and regulations, pursuant to which it could be liable for the release of regulated substances, by NTWO OFF or its affiliates. Furthermore, as part of its nitrous oxide business activities, NTWO OFF is at risk of contamination or injury to its employees, third parties or customers, by storing, transporting, handling and using such materials.

Should NTWO OFF become liable for any of the environmental risks described above, it could be liable for damages caused such as injuries, environmental contamination etc.

Such liabilities could exceed NTWO OFF’s available cash or any applicable insurance coverage it may have. Furthermore, NTWO OFF is subject to certain laws and regulations that govern the storage, use, handling and disposal of these substances. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on its business, financial condition, or results of operations.

Further, NTWO OFF may incur costs to defend its position even if it is not liable for consequences arising out of environmental damage. NTWO OFF’s insurance policies may not be sufficient to cover the costs of such claims.

NTWO OFF requires certain permits to operate its nitrous oxide business. If NTWO OFF is unable to obtain or renew such permits it will adversely impact our operations.

NTWO OFF’s nitrous oxide business requires permits to operate. NTWO OFF’s inability to obtain new permits or to renew its existing permits in a timely manner could lead to substantial delays in the business. The issuance and renewal of permits is dependent on the relevant government bureaus and is beyond NTWO OFF’s control and that of its customers. NTWO OFF cannot ensure that it will receive the permits necessary to operate, which could substantially and adversely affect its operations and financial condition.

NTWO OFF is an early-stage company and we can provide no assurance of the successful and timely development of its products.

NTWO OFF is currently conducting a controlled trial to examine its solution for the reduction of greenhouse gas emissions, with a specific focus on nitrous oxide and aim to penetrate the sustainable agriculture market with its innovative solution.

While the trial marks a pivotal moment in NTWO OFF’s journey, it needs to further evaluate the performance of its solution in microplot fields featuring various soil types, along with different dosages and formulations. Moreover, NTWO OFF intends to discover and identify additional microorganisms with the capacity to decrease nitrous oxide emissions. Further development and testing will be required to determine that its solution is commercially viable. In addition, NTWO OFF will need to complete significant trials demonstrating that our solutions are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. Failure can occur at any stage of the process. NTWO OFF may invest substantial amounts of time and resources without developing a revenue producing solution if its trials are unsuccessful.

Due to the long nature of the solution’s commercialization, the unproven technology involved, and other factors as described in this Annual Report, there can be no assurance that NTWO OFF will be able to successfully develop or commercialize its solutions, which could have adverse effects on our business, results of operations and finances.

Risks Related to Our Operations in Israel

Conditions in Israel, including the recent attack by Hamas and other terrorist organization from the Gaza Strip and Israel’s war against them, may adversely affect our operations and limit our ability to manage and market our products, among other things the direct effects of the war on the agriculture in Israel, which could indirectly lead to a decrease in revenues.

Because most of our operations are conducted in Israel and all members of our board of directors, management, as well as a majority of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. Any political instability, terrorism, armed conflicts, reserve mobilization, cyberattacks, boycotts, direct or indirect sanctions and restrictions, or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and other hostile non-state actors. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers, as well as evacuations of tens of thousands of civilians from their homes. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Furthermore, hostilities along Israel’s northern border with Hezbollah located in Lebanon have accelerated, and this clash may escalate in the future into a greater regional conflict.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on our business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative”). which may have a material adverse effect on our company and our ability to effectively conduct its operations.

It is possible that other terrorist organizations will join the hostilities as well, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Our facilities are not only within the range of rockets from the Gaza Strip, but also within the range of rockets that can be fired from Lebanon, Syria or elsewhere in the Middle East. In the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of our facilities, our ability to deliver products to customers in a timely manner to meet our contractual obligations with customers and vendors could be materially and adversely affected.

We have experienced delays in our pilots and packaging activities due to the war, as certain packing houses, such as Mehadrin, have halted operations for the time being. Additionally, we anticipated engaging additional packing houses to conduct pilots on strawberries and citruses with our product, but, due to the war, we were unable to continue pursuing new collaborations for these pilots, and we may not be able to resume any potential collaborations if the current war persists for an extended duration. We are unable to predict how long the current conflict will last, as well as the repercussions these delays will have on our operations. If we are unable to renew our pilots or collaborations with local packing houses our financial results may be affected.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

As a result of the Israeli security cabinet’s decision to declare war against Hamas, and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel and employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. Although we have certain manufacturing capabilities in the United States, our Israeli operations may be disrupted by such absences, which may materially and adversely affect our business and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current war or future wars or other armed conflicts may disrupt their operations, which in turn may event our materially and adversely affect our ability to deliver or provide products and services to customers.

In addition, popular uprisings in various countries in the Middle East and North Africa have affected the political stability of those countries. Such instability may lead to a deterioration in the political and trade relationships that exist between the State of Israel and these countries. Moreover, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictions may limit materially our ability to obtain raw materials from these countries or sell our products to companies and customers in these countries. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods. Moreover, the perception of Israel and Israeli companies by the global community (including, for example, in light of the interim ruling rendered by the International Court of Justice (“ICJ”) in a case filed by South Africa against Israel in January 2024) may cause an increase in sanctions and other adverse measures against Israel, Israeli companies and their products and services. Such efforts, particularly if they become more widespread, as well as the ICJ ruling and possible future rulings and orders of other tribunals against Israel, may materially and adversely impact our ability to sell our products outside of Israel.

Furthermore, following Hamas’ attack on Israel and Israel’s security cabinet declaration of war against Hamas, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. The Red Sea is a vital maritime route for international trade traveling to or from Israel. As a result of such disruptions, we may experience in the future delays in supplier deliveries, extended lead times, and increased cost of freight, increased insurance costs, purchased materials and manufacturing labor costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

All of our officers and directors reside outside of the United States and most of our operations are located outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that Israel does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the federal securities laws.

Risks Related to Ownership of Our Common Stock

We completed a reverse stock split on October 5, 2023, in an effort to regain compliance with Nasdaq listing rules and we cannot predict the effect that such reverse stock split will have on the market price of our common stock.

Our common stock is listed on Nasdaq under the symbol “NITO”. To continue to be listed on Nasdaq, we are required to satisfy a number of conditions, including a minimum bid price of at least $1.00 per share of common stock, a market value of our publicly held shares of at least $1 million and stockholders’ equity of at least $2.5 million.

On April 25, 2023, we received a deficiency letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the Minimum Bid Price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) and that we had until October 22, 2023, to regain compliance with the Bid Price Rule.

Our board of directors approved a 1-for-7 reverse stock split of our common stock which became effective on October 5, 2023, in order to regain compliance with the Minimum Bid Price. We cannot predict the effect that the reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if the reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price may not remain at that level.

If the market price of shares of our common stock declines following the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

If we are delisted from the Nasdaq Capital Market, trading in our securities may be conducted, if available, on the OTC Markets or, if available, via another market. In the event of such delisting, our stockholders would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our securities, and our ability to raise future capital through the sale of our securities could be severely limited. In addition, if our securities were delisted from the Nasdaq, our common stock could be considered a “penny stock” under the U.S. federal securities laws. Additional regulatory requirements apply to trading by broker-dealers of penny stocks that could result in the loss of an effective trading market for our securities.

The market price of our common stock may be highly volatile.

The market price of our common stock is likely to be volatile. Our common stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	reports of adverse events with respect to the commercialization and distribution of our products;

●	inability to obtain additional funding;

●	any delay in filing a regulatory submission for any of our products and any adverse development or perceived adverse development with respect to the review of that regulatory submission by the EPA, the FDA or other regulatory authority;

●	failure to successfully develop and commercialize our products;

●	failure to enter into strategic collaborations;

●	failure by our company or strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

●	changes in laws or regulations applicable to future products;

●	inability to scale up our manufacturing capabilities through third-party manufacturers, inability to obtain adequate product supply for our products or the inability to do so at acceptable prices;

●	introduction of new products or technologies by our competitors;

●	failure to meet or exceed financial projections we may provide to the public;

●	failure to meet or exceed the financial expectations of the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our platform technologies, technologies, products or product candidates;

●	additions or departures of key scientific or management personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	sales of our securities by us or our stockholders in the future; and

●	trading volumes of our securities.

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

Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.

Our status as a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

●	our board of directors is classified into three classes of directors with staggered three-year terms;

●	a special meeting of our stockholders may only be called by a majority of our board of directors;

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

●	certain litigation against us can only be brought in Nevada.

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

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay cash dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiary, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

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

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement with the Investor, or the actual gross proceeds resulting from those sales.

On December 22, 2023, we entered into the Purchase Agreement with the Investor pursuant to which the Investor has agreed to purchase up to $20 million shares of common stock over the course of 36 months after the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each Advance notice by us. Each Advance is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of our common stock as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days immediately preceding an Advance notice or $500,000 in common stock. With respect to each Advance notice, if we notify the Investor of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by us, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

We generally have the right to control the timing and amount of any sales of our common stock to the Investor under the Purchase Agreement. Sales of our shares of common stock, if any, to the Investor under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to the Investor all, some or none of the shares of common stock that may be available for us to sell to the Investor pursuant to the Purchase Agreement.

Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell to the Investor under the Purchase Agreement will fluctuate based on the market price of our shares of common stock at the time we elect to sell shares to the Investor, it is not possible for us to predict prior to any such sales, the number of shares of common stock that we will sell to the Investor under the Purchase Agreement, the purchase price per share that the Investor will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by the Investor under the Purchase Agreement.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to the Investor. If and when we do elect to sell our shares of common stock to the Investor pursuant to the Purchase Agreement, after the Investor has acquired such shares, the Investor may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from the Investor at different times will likely pay different prices for those shares, and thus may experience different levels of dilution and outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from the Investor because of future sales made by us to the Investor at prices lower than the prices such investors paid for their shares. In addition, if we sell a substantial number of shares to the Investor under the Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with the Investor may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. Since the beginning of the war between Israel and Hamas which began on October 7, 2023, Israeli and Israeli associated companies have become more frequently the target of cyberattacks. As such, the risk of a cyberattack against our IT systems may become heightened. We can provide no assurance that our current IT system or any updates or upgrades thereto and the current or future IT systems of our distributors use or may use in the future, are fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats. Legislative or regulatory action in these areas is also evolving, and we may be unable to adapt our IT systems or to manage the IT systems of third parties to accommodate these changes. We have experienced and expect to continue to experience actual or attempted cyber-attacks on our IT networks. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestically and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence is established and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

We incur additional increased costs as a result of the listing of our common stock for trading on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.

As a public company, we incur significant accounting, legal and other expenses as a result of the listing of our common stock on Nasdaq. These include costs associated with corporate governance requirements of the Securities Exchange Commission, or the SEC, and the Marketplace Rules of Nasdaq, as well as requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These rules and regulations increase our legal and financial compliance costs, introduce costs such as investor relations, stock exchange listing fees and stockholder reporting, and make some activities more time consuming and costly. Any future changes in the laws and regulations affecting public companies in the United States, including Section 404 and other provisions of the Sarbanes-Oxley Act, the rules and regulations adopted by the SEC and the rules of the Nasdaq Stock Market may result in increased costs to our company as we respond to such changes. These laws, rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, have materially increased the legal and financial compliance costs of small companies and have made some activities more time-consuming and more burdensome.

The ongoing conflict in Ukraine may result in market volatility that could adversely affect our business.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets. The foregoing may adversely affect our customers’ ability to sell produce to Russia or other countries in the geographic vicinity.

As a result of the invasion of Ukraine, one of our collaborations with a packer in Turkey was halted due to the increased rates and negative impacts of the war on such local packers. We cannot estimate the damage this may have on our business should the situation further evolve.

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

The process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404(a) and whether there are any material weaknesses or significant deficiencies in our existing internal controls requires the investment of substantial time and resources, including by our Chief Executive Officer, Chief Financial Officer and other members of our senior management and finance team. This determination and any remedial actions required could divert internal resources and take a significant amount of time and effort to complete and could result in our company incurring additional costs that we did not anticipate, including the hiring of outside consultants. We could experience higher than anticipated operating expenses and higher independent auditor fees during and after the implementation of these changes.

Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. In connection with the issuance of our financial statements for each of the years ended December 31, 2019 and 2020, we identified a material weakness in our internal control over financial reporting that we subsequently remediated. If we identify future material weaknesses in our internal control of financial reporting, and if we are unable to implement any of the required changes to our internal control over financial reporting effectively or efficiently or are required to do so earlier than anticipated, it could adversely affect our operations, financial reporting and/or results of operations and could result in an adverse opinion on internal controls from our management and, once we lose our emerging growth company status, our independent auditors. Further, if our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned, and our share price may suffer.

Item 1b. unresolved staff comments

None.

Item 1C. Cybersecurity

The Company engages a third-party provider to maintain our systems and management participates in the assessment to identify any risks from cybersecurity threats. Our third-party provider monitors our firewall, network, system security and internal and external backups and reports any issues to the Company.

The Company’s Board, together with management, is engaged in our cybersecurity monitoring managed by our third-party provider and it is constantly changing. Any issues are appropriately addressed timely.

To date, we have not experienced any cybersecurity incidents that materially affected our business strategy, results of operations or financial condition.

Item 2. properties

Our commercialization and manufacturing operations are currently conducted at Neve Yarak (Israel) where we lease approximately 230 square meters of space to run our trials. The lease expired on August 31, 2023, and was extended for an additional one-year period. Our current monthly rent payment is NIS 9,900 (approximately $2,750) which includes taxes.

We lease office space in Miami, Florida. We renewed our lease in December 2023 for one year until December 2024, with an option to renew it for an additional one-year term. Our current monthly rent payment is $630 which includes taxes.

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

Market Information

Our common stock was traded on the Nasdaq Capital Market under the symbol “SVFD” until March 18, 2024. In connection with our name change on March 19, 2024, our stock began trading under the symbol “NITO”. The last reported sales price of our common stock on Nasdaq on March 29, 2024, was $1.29 per share.

Holders

As of March 29, 2024, there were 186 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity compensation plans: the 2018 Equity Incentive Plan and the 2022 Share Incentive Plan. The following table provides information regarding our equity compensation plans as of December 31, 2023.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2018 Plan	27,518	$23.69	12,995
2022 Plan	-	-	641,787
Total equity compensation plans approved by stockholders	27,518	$23.69	654,782
Equity compensation plans not approved by security holders	-	-	-

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options to employees of our company, including officers and directors, and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock or cash awards as the board of directors determine, to our employees, directors and consultants. 12,995 shares of common stock were reserved for issuance under the 2018 Plan.

2022 Share Incentive Plan

The 2022 Share Incentive Plan (the “2022 Plan”) provides for the grant of incentive stock options and nonqualified stock options, restricted shares of common stock, restricted stock units and other share-based awards to any employee, director, officer, consultant, advisor and any other person or entity who provides services to our company or any parent, subsidiary, or affiliate. 641,787 shares of common stock are reserved for issuance under the 2022 Plan.

The 2022 Plan is currently administered by the board of directors. Subject to the provisions of the 2022 Plan, the board determines subject to applicable law, awards granted thereunder, designates recipients of awards, determines and amends the terms of awards, including any vesting schedule applicable to an award. The board also has the authority to amend and rescind rules and regulations relating to the 2022 Plan or terminate the 2022 Plan at any time before the date of expiration of its ten-year term.

The 2022 Plan provides for granting awards under various tax regimes, including, without limitation, in compliance with Section 102 of the Israeli Income Tax Ordinance (New Version), 5721-1961 (the “Ordinance”), and Section 3(i) of the Ordinance and for awards granted to our United States employees or service providers, including those who are deemed to be residents of the United States for tax purposes, Section 422 of the Code and Section 409A of the Code. Section 102 of the Ordinance allows employees, directors and officers who are not controlling stockholders and are considered Israeli residents to receive favorable tax treatment for compensation in the form of shares or options. Our non-employee service providers and controlling stockholders may only be granted options under section 3(i) of the Ordinance, which does not provide for similar tax benefits.

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

With regards to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2022 Plan, the board may, in its discretion, accept cash, provide for net withholding of shares in a cashless exercise mechanism or direct a securities broker to sell shares and deliver all or a part of the proceeds to our company or the trustee.

In the event of termination of a grantee’s employment or service with us or any of our affiliates, all vested and exercisable awards held by such grantee as of the date of termination generally may be exercised within three months after such date of termination. After such three-month period, all such unexercised awards will terminate and the shares covered by such awards shall again be available for issuance under the 2022 Plan. In the event of termination of a grantee’s employment or service with the company or any of its affiliates due to such grantee’s death, permanent disability or retirement, all vested and exercisable awards held by such grantee as of the date of termination may be exercised by the grantee or the grantee’s legal guardian, estate, or by a person who acquired the right to exercise the award by bequest or inheritance, as applicable, within twelve months after such date of termination. Any awards which are unvested as of the date of such termination or which are vested but not then exercised within the twelve months period following such date, will terminate and the shares covered by such awards shall again be available for issuance under the 2022 Plan. Notwithstanding any of the foregoing, if a grantee’s employment or services with the company or any of its affiliates is terminated for “cause” (as defined in the 2022 Plan), all outstanding awards held by such grantee (whether vested or unvested) will terminate on the date of such termination and the shares covered by such awards shall again be available for issuance under the 2022 Plan.

Other than by will, the laws of descent and distribution or as otherwise provided under the 2022 Plan, neither the options nor any right in connection with such options are assignable or transferable.

In the event of a share split, reverse share split, share dividend, recapitalization, combination or reclassification of our shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by our company (but not including the conversion of any convertible securities of our company), the board in its sole discretion shall make an appropriate adjustment in the number of shares related to each outstanding award and to the number of shares reserved for issuance under the 2022 Plan, to the class and kind of shares subject to the 2022 Plan, as well as the exercise price per share of each outstanding award, as applicable, the terms and conditions concerning vesting and exercisability and the term and duration of outstanding awards, or any other terms that the board adjusts in its discretion, or the type or class of security, asset or right underlying the award (which need not be only that of our company, and may be that of the surviving corporation or any affiliate thereof or such other entity party to any of the above transactions); provided that any fractional shares resulting from such adjustment shall be rounded down to the nearest whole share unless otherwise determined by the administrator. In the event of a distribution of a cash dividend to all stockholders, the administrator may determine, without the consent of any holder of an award, that the exercise price of an outstanding and unexercised award shall be reduced by an amount equal to the per share gross dividend amount distributed by us, subject to applicable law.

In the event of a merger or consolidation of our company, or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on us, or change in the composition of the board of directors, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, the administrator may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of our company, the acquirer or other corporation which is a party to such transaction or other property as determined by the administrator as fair in the circumstances. Notwithstanding the foregoing, the administrator may upon such event amend, modify or terminate the terms of any award as it shall deem, in good faith, appropriate.

On July 31, 2023, our board of directors and on October 2, 2023, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of common stock authorized for issuance under the 2022 Plan by an additional 928,571 shares from 2,857,143 shares to 3,785,714 shares of our common stock.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of common stock equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by us.

On September 27, 2023, in connection with the Purchase Agreement with the Investor, we issued 26,224 shares of common stock as a commitment fee to a subsidiary of the Investor.

On December 7, 2023, we issued 1,755 shares of common stock to a consultant for investor relations and public relations services provided to our company pursuant to an agreement, dated November 23, 2023.

On December 21, 2023, we issued an aggregate of 369,124 shares of common stock to six consultants for services provided to us.

On December 21, 2023, we issued 57,142 shares of common stock to David Palach, our Chief Executive Officer, 28,571 shares of common stock to Lital Barda, our Chief Financial Officer, 100,000 shares of common stock to Amitay Weiss, a director, and 14,500 shares of common stock to each of Messrs. Arbib, Berenstein, Kalifi and Rosenbloom, members of the board of directors, for services provided to us.

On December 28, 2023, we issued 12,500 shares of common stock to the designee of a law firm for professional services rendered to our company by such firm.

The issuances of the shares described above were exempt from registration under Section 4(a)(2) under the Securities Act, as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

During the year ended December 31, 2023, we did not purchase any of our equity securities.

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

We operate through our two majority-owned Israeli subsidiaries, Save Foods Ltd., which focuses on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life, and NTWO OFF which offers a pioneering solution to mitigate N2O (nitrous oxide) emissions, a potent greenhouse gas with 265 times the global warming impact of carbon dioxide. Through NTWO OFF we aim to promote agricultural practices that are both environmentally friendly and economically viable and to become a global leader in this field by collaborating with or acquiring other companies that create innovative solutions and tools to solve other aspects of global warming’s impact of carbon dioxide. In addition, we have a 23% ownership in Plantify, a Canadian-based food tech company focused on the development and production of clean-label, plant-based food products.

Our solutions are based on our proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Our products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” solutions are capable of cleaning, sanitizing, and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. In contrast, by forming a temporary protective shield around the fresh produce we treat, our products make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2023	2022
Revenues from sale of products	$263,445	$394,004
Cost of sales	(55,178)	(158,313)
Gross profit	$208,267	$235,691

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

The following table sets forth the breakdown of research and development expenses:

	Year Ended December 31
	2023	2022
Salaries and related expenses	$70,863	$438,217
Share based compensation	-	3,024
Subcontractors	138,478	120,360
Laboratory and field tests	1,889	89,717
Depreciation	12,961	22,034
IPR&D	1,661,707	-
Other expenses	52,336	97,474
Total	$1,938,234	$770,826

We implemented certain cost reduction measures in 2023, including, the reduction of our research and development expenses, as we decided to focus on marketing and sales to try to materialize the efforts of our pilots conducted during 2022 and 2023. Following our August 29, 2023 Exchange Agreement with Yaaran Investment Ltd. we recorded IPR&D costs associated with such transaction, for further information, see Research and Development Expenses below.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, share based compensation and other expenses.

The following table sets forth the breakdown of selling and marketing expenses:

	Year Ended December 31
	2023	2022
Salaries and related expenses	$156,762	$256,700
Share based compensation	-	3,024
Professional services	31,211	167,084
Travel expenses	13,543	52,721
Other expenses	70,450	88,069
Total	$271,966	$567,598

We implemented certain cost reduction measures in 2023, including, the reduction of our selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

The following table sets forth the breakdown of general and administrative expenses:

	Year Ended December 31
	2023	2022
Professional services	$1,899,847	$2,575,294
Share based compensation	2,562,259	934,188
Salaries and related expenses	232,842	297,848
Legal expenses	276,336	108,814
Insurance	245,482	473,650
Registration fees	261,622	233,350
Other expenses	97,455	93,765
Total	$5,575,843	$4,716,909

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022.:

	Year Ended December 31
	2023	2022
Revenues from sales of products	$263,445	$394,004
Cost of sales	(55,178)	(158,313)
Gross profit	208,267	235,691
Research and development expenses	(1,938,234)	(770,826)
Selling and marketing expenses	(271,966)	(567,598)
General and administrative expenses	(5,575,843)	(4,716,909)
Operating loss	(7,577,776)	(5,819,642)
Finance income, net	46,511	39,801
Other income	984,940	-
Changes in fair value of an investment in an associate measured under the fair value option	(713,593)	-
Net loss	(7,259,918)	(5,779,841)
Less: Net loss attributable to non-controlling interests	737,510	40,241
Net loss attributable to the Company’s stockholders	(6,522,408)	(5,739,600)
Loss per share (basic and diluted)	(5.43)	(1.64)
Weighted average number of shares of common stock outstanding	1,200,608	3,498,273

Revenues

Revenues for the year ended December 31, 2023 were $263,445, a decrease of $130,559, or 33%, compared to revenues of $394,004 for the year ended December 31, 2022. The decrease is mainly a result of a decrease in our sales in Mexico and Israel.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the year ended December 31, 2023 was $55,178, a decrease of $103,135, or 65%, compared to total cost of sales of $158,313 for the year ended December 31, 2022. The decrease is mainly a result of a decrease in our revenues.

Gross Profit

Gross profit for the year ended December 31, 2023 was $208,267, a decrease of $27,424, or 12%, compared to gross profit of $235,691 for the year ended December 31, 2022. The decrease is mainly a result of the decrease in revenues.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, share base compensation, consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the year ended December 31, 2023 were $1,938,234, an increase of $1,167,408, or 151%, compared to research and development expenses of $770,826 for the year ended December 31, 2022. The increase is mainly attributable to IPR&D costs associated with the issuance of 223,008 shares of common stock to Yaaran Investment Ltd. resulted with an expense of $1,661,707, offset by a decrease in salaries and related expenses and field tests costs and the implementation of certain cost reduction measures, in light of the prevailing macroeconomic conditions and certain results of our operations. The cost reduction measures included the reduction of research and development activities as our focus was primarily on the commercialization of our solutions with emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the year ended December 31, 2023 were $271,966, a decrease of $295,632, or 52%, compared to selling and marketing expenses of $567,598 for the year ended December 31, 2022. The decrease is mainly attributable to the decrease in salaries and related costs and other professional fees associated with our reduction in personnel following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses, including legal expenses and directors and officers insurance costs. General and administrative expenses for the year ended December 31, 2023 were $ 5,575,843, an increase of $858,934, or 18%, compared to general and administrative expenses of $4,716,909 for the year ended December 31, 2022. The increase is mainly a result of the increase in share-based compensation to our employees and service providers offset partially by a decrease in salaries and related expenses and professional services.

Financing Income, Net

Financing income, net for the year ended December 31, 2023 was $46,511, an increase of $6,710, or 17%, compared to financing income of $39,801 for the year ended December 31, 2022. The increase in financing income is mainly a result of an increase in interest on our cash balances offset by a decrease in exchange rate differences.

Total net Loss

As a result of the foregoing, our total net loss for the year ended December 31, 2023 was $7,259,918, compared to $5,779,841 for the year ended December 31, 2022, an increase of $1,480,077, or 26%.

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

Stock-based Compensation

Employees and other service providers of our company may receive benefits by way of stock-based compensation settled with company options exercised for shares of our common stock. The cost of transactions with employees settled with capital instruments is measured based on the fair value of the capital instruments on the granting date. The fair value is determined using an accepted options pricing model. The model is based on share price, grant date and on assumptions regarding expected volatility and expected lifespan.

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

Convertible Loan granted

In connection with the Securities Exchange Agreement, the Company and Plantify executed a debenture containing conversion feature and debt component. The fair value of the conversion feature loan was estimated using the Black-Scholes option pricing model using a third-party appraiser. The fair value of the debt component of the debenture was estimated with the assistance of a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. We recorded equity losses in respect of the conversion feature and debt component in the convertible loan.

Liquidity and Capital Resources

Since our inception through September 30, 2023, we have funded our operations, principally with the issuance of equity and debt.

As of December 31, 2023, we had cash of $4,447,003, as compared to $5,700,709 as of December 31, 2022. As of December 31, 2023, we had a working capital of $4,687,149, as compared to $5,557,595 as of December 31, 2022. The decrease in our cash balance is mainly attributable to cash used in operations.

On April 5, 2023, we closed a securities exchange with Plantify (the “Securities Exchange”), pursuant to which we issued 166,340 shares of common stock representing 19.99% of our outstanding capital stock as of immediately prior to the closing (and 16.66% of our outstanding capital stock as of immediately following the closing), and Plantify issued 30,004,349 common shares to us, representing 19.99% of Plantify’s outstanding share capital as of immediately prior to the closing (and 16.66% of Plantify’s outstanding share capital immediately following the closing).

In connection with the Securities Exchange, we and Plantify executed a debenture pursuant to which we agreed to lend C$1,500,000 (approximately US$1,124,000) to Plantify. The debenture accrues interest at a rate of 8% annually and is due and payable by Plantify on October 4, 2024. Outstanding principal under the debenture may be converted, at our sole discretion, into common shares of Plantify at a price of C$0.05 per share until the first anniversary of the debenture’s issuance and C$0.10 per share thereafter. Accrued interest under the debenture may be converted at the market price of Plantify’s common shares, subject to TSXV approval at the time of conversion. Plantify executed a general security agreement in our favor and pledged to our company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

On September 7, 2023, we purchased additional 55,004,349 common shares of Plantify at a price of C$0.01 per common share (US$404,890), in a rights offering, resulting in an increase of approximately 7% in our company’s aggregate ownership of the issued and outstanding common shares of Plantify. Following the additional acquisition, we own 85,008,698 common shares of Plantify, representing approximately 23% of the current issued and outstanding common shares.

The table below presents our cash flows for the periods indicated:

	Year Ended December 31
	2023	2022
Net cash used in operating activities	$(3,232,759)	$(5,097,126)

Net cash used in investing activities	(1,519,560)	(51,689)

Net cash provided by financing activities	3,472,712	4,094,940

Decrease in cash and cash equivalents and restricted cash	$(1,272,597)	$(1,056,841)

Operating Activities

Net cash used in operating activities was $3,232,759 for the year ended December 31, 2023, as compared to $5,097,126 for the year ended December 31, 2022. The decrease is mainly attributable to our net loss of $7,259,918, a decrease in accounts receivable offset by an increase in non-cash expenses of share-based compensation and IPR&D.

Investing Activities

Net cash used in investing activities was $1,519,560 for the year ended December 31, 2023, as compared to net cash used in investing activities of $51,689 for the year ended December 31, 2022. The increase is mainly attributable to the investment in Plantify in April and September 2023.

Financing Activities

Net cash provided by financing activities was $3,472,712 for the year ended December 31, 2023, as compared to $4,094,940 for the year ended December 31, 2022. The decrease is mainly the result of proceeds of $4,103,330 from our August 2022 underwritten offering compared to proceeds of $3,472,712 from standby equity purchase agreements in each of October 2023 and December 2023.

Financial Arrangements

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

On July 23, 2023, we entered into a purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 of common stock, for 40 months from the date of the purchase agreement. The price of the shares to be issued under the Purchase Agreement will be 94% of the lowest volume-weighted average price of the common stock for the three days prior to the delivery of each of our advance notices subject to certain limitations, including that (i) the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock. We may request the Investor to advance up to $700,000 of the $3,500,000 commitment amount, with such advances to be evidenced by a promissory note. We cannot request any such advances after January 31, 2024.

On December 22, 2023, we entered into the Purchase Agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million of the common stock over the course of 36 months from the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each Advance notice by us. The Purchase Agreement will terminate automatically on the earlier of December 22, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor. As of March 29, 2024, we have sold the Investor 28,333 shares of common stock at an average purchase price of $1.50.

In connection with and subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon our request, the Investor pre-advanced to us up to $3,000,000 of the $20,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a promissory note (each, a “Note”). The Pre-Advance made to us will be subject to a 3% discount to the principal amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, one tenth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the Purchase Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by us. The initial repayment is due 60 days after the issuance of a Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by us pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under an outstanding Note.

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2023, we had an accumulated deficit of $29,360,235, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the report date.

We believe that our existing capital resources will be sufficient to support our operating plan through the end of the second quarter of 2025.

; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If we issue debt securities, there may be negative covenants which may restrict our company’s activities. If adequate funds are not available to our company when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements included in this Annual Report do not include adjustments for measurement or presentation of assets and liabilities, which may be required should we fail to operate as a going concern.

Recent Developments

Reincorporation in Nevada

On October 2, 2023, at our annual stockholder meeting, our stockholders approved our reincorporation from the State of Delaware to the State of Nevada by a parent-subsidiary merger. On November 6, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Save Foods, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, we, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). Upon the consummation of the Reincorporation Merger, we ceased our legal existence as a Delaware corporation, and the Surviving Corporation continued our business as the surviving corporation in the Reincorporation Merger under the name “Save Foods, Inc.” succeeding all our rights, assets, liabilities and obligations, except that our affairs ceased to be governed by the Delaware General Corporation Law and became subject to the Nevada Revised Statutes. The Reincorporation Merger became effective on The Nasdaq Capital Market on November 10, 2023.

Standby Equity Purchase Agreement

On December 22, 2023, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with the YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $20 million of our shares of common stock, par value of $0.0001 per share, over the course of 36 months after the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 94% of the lowest volume weighted average price (the “VWAP”) of our common stock for the three trading days immediately following the delivery of each Advance notice by us (the “Pricing Period”). Each issuance and sale by us to the Investor under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of our common stock, as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days immediately preceding an Advance notice or $500,000 in common stock.

With respect to each Advance, we have the option to notify the Investor of a minimum acceptable price (“MAP”) by specifying the amount within an Advance notice. During any trading day within a Pricing Period, two conditions will trigger an automatic reduction to the amount of the Advance by one third: either (i) the VWAP of the common stock is below the MAP specified in the Advance notice, or (ii) when no VWAP is available (each such day, an “Excluded Day”). On each Excluded Day, an automatic one third reduction is applied to the specified Advance amount in the Advance notice and that day will be excluded from the Pricing Period.

Each Advance is subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock at the time of an Advance or acquiring more than 19.99% of our outstanding shares of common stock as of the date of the Purchase Agreement (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where we have obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The Purchase Agreement will terminate automatically on the earlier of December 22, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor. As of March 29, 2024, we have sold to the Investor 28,333 shares of common stock at an average purchase price of $1.50.

Subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon our request, the Investor will pre-advance us up to $3,000,000 of the $20,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a promissory note (each, a “Note”). We can request $1,500,000 (half of the amount of the Pre-Advance) at any time until the earlier of (i) 120 days following December 22, 2023 and (ii) the effective date of the registration statement, and the balance can be requested after the effectiveness of the registration statement until 60 days after such effectiveness, in each case subject to the satisfaction of certain conditions as set forth in the Purchase Agreement. Each Pre-Advance made to us will be subject to a 3% discount on the principal amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. We are required to pay, on a monthly basis, one tenth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the Purchase Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by us. The initial repayment is due 60 days after the issuance of a Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by us pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under an outstanding Note.

We paid a subsidiary of the Investor a structuring fee in the amount of $10,000 and issued the Investor 110,554 shares of common stock (the “Commitment Shares”) as a commitment fee. We and the Investor made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications, and agreed to indemnify the other.

Board Appointments

On November 12, 2023, Liat Sidi was appointed to the board of directors of our company to serve as a Class II director until our 2026 annual meeting of stockholders.

On December 20, 2023, Asaf Itzhaik was appointed to the board of directors of our company to serve as a Class II director until our 2026 annual meeting of stockholders. Mr. Itzhaik was designated by Plantify as its representative on the board in accordance with the Securities Exchange Agreement, dated March 31, 2023, between us and Plantify, to replace Dr. Roy Borochov who resigned from the board on December 15, 2023.

Stockholders’ Meeting

At a special meeting of our stockholders held on February 8, 2024, our stockholders approved (i) a name change of our company to N2OFF, Inc. which our board of directors believes may better reflect future business expansion, including solutions to mitigate N20 emissions; and (ii) the issuance of 20% or more of our shares of common stock pursuant to the terms of the Purchase Agreement with the Investor as required by Nasdaq Marketplace Rule 5635(d). Our name change to N2OFF, Inc. and our symbol change to NITO, became effective as of March 19, 2024.

Other Developments

On February 21, 2024, we received approval from The Registrar of Companies in Israel to change the name of our subsidiary, Nitrousink Ltd., to NTWO OFF Ltd.

item 7a. quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide the information required by this item.

item 8. financial statements and supplementary data

The information for this Item 8 is included following the “Index to Financial Statements” on page F-1 of this Annual Report.

item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

item 9a. controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including each of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, each of our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

The following table sets forth information regarding our executive officers, key employees and directors as of the date hereof:

Directors and Executive Officers

Name	Age	Position

Amitay Weiss (1) (6)	62	Chairman of the Board of Directors

David Palach	58	Chief Executive Officer

Lital Barda	37	Chief Financial Officer

Ronen Rosenbloom (1) (2) (3) (4) (5)	52	Director

Israel Berenstein (1) (2) (4) (5)	52	Director

Eliahou Arbib (1) (2) (3) (4) (7)	57	Director

Udi Kalifi (1) (3) (7)	45	Director

Liat Sidi(1)(6)	49	Director

Asaf Itzhaik(1)(6)	51	Director

(1)	Independent Director

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of Class I with a term ending at the 2025 annual meeting of stockholders.

(6)	Member of Class II with a term ending at the 2026 annual meeting of stockholders.

(7)	Member of Class III with a term ending at 2024 annual meeting of stockholders.

Amitay Weiss, Director

Mr. Weiss has served as a member of our board of directors since August 2020 and as our chairman of the board of directors since May 24, 2021. Mr. Weiss also serves as a director in other public companies, including but not limited to Gix Internet Ltd., Arazim Investments Ltd., Maris-Tech Ltd. and Upsellon Brands Holdings Ltd. Mr Weiss also serves as Chairman of the Board for Automax Motors Ltd., Clearmind Medicine Inc., SciSparc Ltd. and Internet Golden Lines Ltd. amongst others. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and serves as its chief executive officer. Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B. from the Ono Academic College. We believe that Mr. Weiss is qualified to serve on our board of directors because of his diverse business, management and leadership experience.

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

Lital Barda, Chief Financial Officer

Lital Barda has served as our chief financial officer since April 2022. In addition to her role as chief financial officer, Ms. Barda currently serves as an accountant and financial controller for Shlomo Zakai, CPA, a position she has held since November 2017, and provided a wide range of accounting and controlling services for publicly traded and private companies, including for us. Ms. Barda holds a B.A. in accounting from the Ono Academic College in Kiryat Ono, Israel. Ms. Barda is also a certified public accountant in Israel.

Ronen Rosenbloom, Director

Mr. Rosenbloom has served as a member of our board of directors since August 2020. Mr. Rosenbloom is an independent lawyer and has been working for a self-owned law firm specializing in white collar offences since 2004. Mr. Rosenbloom has served on the board of directors of Medigus Ltd. (Nasdaq and TASE: MDGS) since September 2018 and ScoutCam Inc. (OTC: SCTC) since December 2019. Prior to that, Mr. Rosenbloom served as chairman of the Israeli Money Laundering Prohibition committee and the Prohibition of Money Laundering Committee of the Tel Aviv District, both of the Israel Bar Association from November 2015 to December 2019. Mr. Rosenbloom holds an LL.B. from the Ono Academic College, an Israeli branch of University of Manchester. We believe that Mr. Rosenbloom is qualified to serve on our board of directors because of his business experience and expertise and background with regard to legal matters.

Israel Berenstein, Director

Mr. Berenstein has served as a member of our board of directors since August 2020. Mr. Berenstein also serves on the board of directors of Plantify Foods, Inc. (TSXV: PTFY) and has also served on the board of directors of Upsellon Brands Holdings Ltd. (TASE: UPSL) and Jeffs’ Brands Ltd. (Nasdaq: JFBR). Since January 2023, Mr. Berenstein has worked as a self-employed attorney. Mr. Berenstein previously worked as an attorney with Ben Yakov, Shvimer, Dolv - Law Office from May 2019 to December 2022. Prior thereto, Mr. Berenstein worked in the legal department of Sonol Israel Ltd. from April 2010 to December 2020. Before that, Mr. Berenstein worked as a commercial lawyer and litigator for a leading Israeli law firm from July 2000 to April 2010. Mr. Berenstein earned an LL.B. in law and an M.A. in political science from Bar Ilan University, Israel. Mr. Berenstein was admitted to the Israel Bar Association in 2000. We believe that Mr. Berenstein is qualified to serve on our board of directors due to his extensive legal experience.

Eliahou Arbib, Director

Mr. Arbib has served as a member of our board of directors since January 2021. Mr. Arbib has also served as chairman of the board of directors of Chiron Refineries Ltd. (TASE: CHR) since September 2016. He is also the current owner and manager of Eliahou Arbib Law Offices, since May 2013. Prior to that, from 1993 until 2000, Mr. Arbib was the managing director of AA Arbib Agriculture Supply Ltd. Mr. Arbib holds an LL.B from the Law and Business Academic Center of Ramat Gan, Israel. Mr. Arbib has been an active member of the Israeli Bar Association since 2013 and served as deputy chairman of the Security and Defense Committee of the Israeli Bar Association since 2014. We believe Mr. Arbib is qualified to serve on our board of directors because of his legal expertise as well as experience in the field of agriculture.

Udi Kalifi, Director

Mr. Kalifi has served as a member of our board of directors since May 2021. Mr. Kalifi has been the owner and manager of Udi Kalifi Law Offices since 2006. He has also served as a member of the board of directors of Matomi Media Group Ltd. (TASE: MTMY) since May 2020. Mr. Kalifi holds an LLB, BSc in Accounting and LLM from the Tel Aviv University, Israel and a master’s degree in law and economics from the University of Bologna, Humbourg and Roterdam. Mr. Kalifi has been an active member of the Israeli Bar Association since 2006. We believe Mr. Kalifi is qualified to serve on our board of directors due to his legal and finance experience.

Liat Sidi, Director

Ms. Sidi has served as a member of our board of directors since November 12, 2023. Ms. Sidi has served as manager of the accounting department for Foresight Autonomous Holdings Ltd. (Nasdaq and TASE: FRSX) since 2010. Additionally, since 2010, Ms. Sidi has served as an accountant at Sidi Liat Accounting Services. Since August 2020, Ms. Sidi has served as a director of Plantify (TSXV: PTFY), a minority-owned stockholder of our company, and Scisparc Ltd. (Nasdaq: SPRC) since June 2020. Ms. Sidi previously served as an accountant for Panaxia Labs Israel Ltd. (TASE: PNAK) from 2015 to 2020 and as an accountant for Soho Real Estate Ltd. from 2015 to 2016. Ms. Sidi also served as an accountant for Feldman-Felco Ltd. from 2006 to 2010 and as an accountant for Eli Abraham Accounting Firm from 2000 to 2006. Ms. Sidi completed tax, finance and accounting studies at the Ramat Gan College of Accounting. Ms. Sidi is a certified public accountant in Israel. We believe Ms. Sidi is qualified to serve on our board of directors due to her extensive finance experience and experience with publicly traded companies.

Asaf Itzhaik, Director

Mr. Itzhaik has served as a member of our board of directors since December 2023. Mr. Itzhaik has served as the chief executive officer of A.K.A Optics Ltd., a manufacturer of adaptive optics, since 1994 and as a member of the board of directors of A.K.A Optics Ltd. since 1998. Mr. Itzhaik has served as a director of Plantify since August 2023 (TSX: PTFY), as a director of Jeffs’ Brands Ltd. (Nasdaq: JFBR) from August 2022 until November 2023, as a director of Clearmind Medicine Inc. (Nasdaq: CMND) since November 2022, as a director of Rani Zim Shopping Centers Ltd. (TASE: RANI) since August 2022, and as a director of Gix Internet Ltd. (TASE: GIX) since August 2021. Mr. Itzhaik is a certified optometrist and graduated from a program in corporate board leadership in Merkaz Hashilton Hamkomi, Israel. We believe Mr. Itzhaik is qualified to serve on our board of directors due to his diverse business experience, which we believe will assist the Company in any future potential merger and acquisitions activities.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal, conviction, a criminal proceeding, an administrative or, or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Composition of Board of Directors

Our board of directors consists of seven directors. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Arrangements for Election of Directors and Members of Management

Pursuant to the Securities Exchange, Plantify is entitled to designate a director to our board of directors.

There are no other arrangements or understandings pursuant to which any of our executive officers or directors were selected.

Director Independence

Our board of directors has determined that Ronen Rosenbloom, Israel Berenstein, Amitay Weiss, Eliahou Arbib, Udi Kalifi, Asaf Itzhaik and Liat Sidi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC.

Committees of the Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and standing committees. We have established three committees under the board of directors: an audit committee, nominating and corporate governance committee and compensation committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee

Our audit committee is responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual consolidated financial statements that we file with the SEC;

●	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related person transactions;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

●	overseeing the cybersecurity committee.

Our audit committee consists of Udi Kalifi, Eliahou Arbib and Ronen Rosenbloom, with Udi Kalifi serving as chair. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Udi Kalifi will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our website at www.n2off.net.

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

Our nominating and corporate governance committee consists of Ronen Rosenbloom, Israel Berenstein and Eliahou Arbib, with Ronen Rosenbloom serving as chair. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.n2off.net.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving the compensation of our chief executive officer and other executive officers;

●	reviewing and making recommendations to the board of directors regarding director compensation; and

●	appointing and overseeing any compensation consultants.

Our compensation committee consists of Ronen Rosenbloom, Israel Berenstein and Eliahou Arbib, with Israel Berenstein serving as chair. Our board has determined that Ronen Rosenbloom, Israel Berenstein and Eliahou Arbib meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq Rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our website at www.n2off.net.

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

Delinquent Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership of changes in ownership with the SEC. Based solely upon a review of copies of such reports and representations received from the Reporting Persons, we believe that during the year ended December 31, 2023, the Reporting Persons timely filed all such reports, except that Udi Kalifi, a director, failed to timely file a Form 4 to report the issuance of 14,500 shares of common stock under the 2022 Plan; Amitay Weiss, a director, failed to timely file a Form 4 to report the issuance of 100,000 shares of common stock issued under the 2022 Plan; Israel Berenstein, a director, failed to timely file a Form 4 to report the issuance of 14,500 shares of common stock issued under the 2022 Plan; Eliahou Arbib, a director, failed to timely file a Form 4 to report the issuance of 14,500 shares of common stock issued under the 2022 Plan; David Palach, our Chief Executive Officer, failed to timely file a Form 4 to report the issuance of 57,142 shares of common stock issued under the 2022 Plan; and Lital Barda, our Chief Financial Officer, failed to timely file a Form 4 to report reporting the issuance 28,571 shares of common stock issued under the 2022 Plan.

Code of Ethics

We adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.n2off.net. In addition, we post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

Insider Trading Policy

Our insider trading policy, which is filed as Exhibit 19.1 to this Annual Report governs the purchase, sale, trade, and other dispositions of our securities by our officers, directors, related parties, and employees, to promote compliance with the insider trading laws, rules and regulations, and applicable Nasdaq listing standards.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders, filed with the SEC on August 15, 2023.

item 11. Executive Compensation

Clawback Policy

Following the SEC’s approval of Nasdaq’s proposed clawback listing standards, under Rule 10D-1, which directed companies to adopt and comply with a written clawback policy, to disclose and file the policy as an exhibit to its annual report, we adopted a clawback policy on November 12, 2023, as filed as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table sets forth certain information concerning the compensation awarded to, earned by or paid to of our chief executive officer and our other executive officer received annual remuneration in excess of $100,000 during 2023 (each a “Named Executive Officer”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
David Palach	2023	72,230	15,000	305,970	(1)	-	-	393,200
Chief Executive Officer	2022	134,844	-	-		-	-	134,844

Lital Barda	2023	60,976	7,500	119,085	(2)	-	-	187,561
Chief Financial Officer)	2022	63,244	12,500	-		-	-	75,744

(1)	Represents 42,858 shares and 57,142 shares of common stock at $4.742 per share and $1.795 per share issued on March 29, 2023 and December 30, 2023, respectively.

(2)	Represents 14,286 shares and 28,571 shares of common stock at $4.742 per share and $1.795 per share issued on March 29, 2023 and December 30, 2023, respectively.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for our Named Executive Officers outstanding as of December 31, 2023.

Consulting Agreements with Executive Officers

Consulting Agreement with David Palach

On November 6, 2020, we entered into a consulting agreement with S.T Sporting (1996) Ltd., for the services of David Palach (the “CEO Consulting Agreement”). Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach provides our company services as chief executive officer. Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach was entitled to a monthly fee in the amount of $8,000 plus value added tax per month and a grant of options to purchase shares of our common stock, which amount will be determined by good faith negotiations by the board of directors on a future date. On June 23, 2021, the board of directors approved the following compensation for Mr. Palach: (i) a monthly fee of $14,000 plus value added tax; (ii) reimbursement of expenses not exceeding $500 per month; (iii) a grant of an option to purchase shares of common stock representing 4.5% of our outstanding capital stock as of such date; and (iv) the immediate repayment of $8,000, representing debt payable to Mr. Palach that accrued from November 2020 until April 2021. In lieu of such option, our board of directors approved the issuance of 42,858 shares of common stock to Mr. Palach in March 2023. On August 29, 2022, the monthly fee was reduced to $6,000 and as of January 1, 2024, increased to $7,000 per month.

Consulting Agreement Lital Barda

On April 18, 2022, Save Foods Ltd., our operating subsidiary, entered into a consulting agreement with Shlomo Zakai CPA for, among other things, chief financial officer services to be provided to Save Foods Ltd. exclusively by Lital Barda. for a monthly base salary of NIS 25,000. The agreement may be terminated by either party upon 30 day’s written notice or by Save Foods Ltd. upon the occurrence of certain events as set forth in the agreement.

Director Compensation

Summary Compensation Table

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Amitay Weiss (1)	129,870	-	179,500	309,370
Eliahou Arbib(2)	45,936	-	26,028	71,964
Udi Kalifi(2)	45,936	-	26,028	71,964
Israel Berenstein(2)	45,936	-	26,028	71,964
Ronen Rosenbloom(2)	45,936	-	26,028	71,964
Roy Borochov (3)	37,824	-	-	37,824
Asaf Itzhaik (4)	687	-	-	687
Liat Sidi (5)	3,161	-	-	3,161

(1)	Represents 100,000 shares of common stock at $1.795 per share issued on December 20, 2023
(2)	Represents 14,500 shares of common stock at $1.795 per share issued on December 20, 2023
(3)	Roy Borochov resigned as a director on December 15, 2023
(4)	Asaf Itzhaik was appointed as a director on December 20, 2023
(5)	Liat Sidi was appointed as a director on November 12, 2023

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our common stock as of March 29, 2024 of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and executive officers as a group, and (iv) each person (or group of affiliated persons) known to us who owns more than 5% of our outstanding common stock.

The beneficial ownership of our common stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

The percentage of shares of common stock beneficially owned is based on 2,988,617 shares of common stock outstanding as of March 29, 2024.

Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and the address for each beneficial owner listed in the table below is c/o N2OFF, Inc., HaPardes 134 (Meshek Sander), Neve Yarak, Israel.

Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)
5% or more stockholders:
Yaaran Investments Ltd. (1)	223,008	7.46%
Plantify Foods, Inc.(2)	166,340	5.57%
Directors
Amitay Weiss	100,000	3.35%
Eliahou Arbib	14,500	*
Udi Kalifi	18,546	*
Israel Berenstein	14,500	*
Ronen Rosenbloom	14,500	*
Liat Sidi	-	-
Asaf Itzhaik	-	-
Executive Officers
David Palach	100,000	3.35%
Lital Barda	42,857	1.43%

All directors and executive officers as a group (9 persons)	304,903	10.20%

*	Less than 1%.

(1)	Shmuel Yannay, chief executive officer of Yaaran Investments Ltd. (“Yaaran”) has sole voting and dispositive power over shares owned by Yaaran. The address of Yaaran is 7 Harsit Street, Sheary-Tikva, Israel.
(2)	Gabi Kabazo, chief financial officer of Plantify, has sole voting and dispositive power over shares owned by Plantify. The address of Plantify is 2264 East 11th Avenue, Vancouver, V5N1Z6, British Columbia, Canada.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following is a description of transactions since January 1, 2022, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Plantify Transactions Securities Exchange

On April 5, 2023, we closed the Securities Exchange with Plantify, a greater than 5% stockholder of our Company, and were issued the Plantify Debenture.

On September 7, 2023, we signed an agreement to purchase an additional 55,004,349 common shares of Plantify for $404,890, which were issued on September 18, 2023. As a result, we currently own 23.13% of Plantify’s issued and outstanding share capital.

Asaf Itzhaik and Israel Berenstein currently serve as members of the board of directors of our company and Plantify.

Standby Equity Purchase Agreement

On December 22, 2023, we entered into the Purchase Agreement with the Investor, a greater than 5% stockholder of our Company.

Director Independence

Our board of directors has determined that Ronen Rosenbloom, Israel Berenstein, Amitay Weiss, Eliahou Arbib, Udi Kalifi, Liat Sidi and Asaf Itzhaik do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC.

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Somekh Chaikin, a member firm of KPMG International, who has served as our independent registered public accounting firm for fiscal year ended December 31, 2022 and the year ended December 31, 2023.

Services	2023	2022
Audit fees (1)	$224,000	$197,000
Audit related fees (2)	-	600
Tax fees (3)	35,200	36,000
All other fees (4)	-	-
Total fees	$259,200	$233,600

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our board of directors.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee approves our audit and non-audit services. The auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective as of June 12, 2019 (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on December 11, 2019)
3.1.3	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., effective as of November 24, 2020 (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
3.1.4	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., dated February 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2021)
3.1.5	Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of March 16, 2021 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-3 filed with the SEC on July 15, 2022)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of October 5, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 5, 2023)
3.1.7	Articles of Incorporation of Save Foods, Inc., dated November 3, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.1.8	Certificate of Amendment to Articles of Incorporation of Save Foods, Inc., effective as of March 15, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2024)
3.2.1	Amended and Restated Bylaws of Save Foods, Inc. (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2022)
3.2.2	Bylaws of Save Foods, Inc., adopted November 3, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.3.1	Certificate of Merger filed with the Secretary of State of the State of Delaware, dated November 6, 2023 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.3.2	Articles of Merger filed with the Secretary of State of the State of Nevada, dated November 6, 2023 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
4.1*	Description of the Registrant’s Securities

4.2	Form of Promissory Note from the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2023)
4.3	CDN $1,500,000 Debenture, dated April 4, 2023, incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K filed with the SEC on April 6, 2023)
4.4	Promissory Note issued by the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2023)
4.5	Form of Promissory Note from the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2023)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.2+	Services Agreement, dated October 10, 2018, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.4 our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.3+	Services Agreement, dated January 15, 2019, by and between Pimi Agro Cleantech Ltd. and NSNC Consulting Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.4+	Addendum No. 1 to Services Agreement, dated March 28, 2019, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.5	Non-Exclusive Commission Agreement, dated September 22, 2020, by and among Save Foods, Inc. and Earthbound Technologies, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.6	Distribution Agreement, dated September 22, 2020, by and among Save Foods Ltd. and Safe-Pack Products Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.7	Securities Purchase Agreement, dated September 23, 2020, by and among Save Foods, Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.8+	Consulting Agreement, dated November 6, 2020, by and between Save Foods, Inc. and S.T. Sporting (1996) Ltd. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.9	Underwriting Agreement, between ThinkEquity LLC, a division of Fordham Financial Management, Inc., as representative of the several underwriters, and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.11+	The Save Foods, Inc. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 30, 2022)
10.12	Stock Exchange Agreement, by and among Save Foods, Inc., Save Foods Ltd., Yaaran Investments Ltd., and NewCo, Ltd., dated July 11, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on July 12, 2023)
10.13	First Amendment to Stock Exchange Agreement, dated July 24, 2023, by and among Save Foods, Inc., Save Foods Ltd., Yaaran Investments Ltd., and NewCo, Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 28, 2023)
10.14	Standby Equity Purchase Agreement, dated July 23, 2023, by and between Save Foods, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2023)
10.15	Securities Exchange Agreement, dated March 31, 2023, between Plantify Foods, Inc. and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Save Foods with the SEC on April 6, 2023)
10.16	Second Amendment to Stock Exchange Agreement, dated August 13, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 16, 2023)
10.17	Agreement of Merger between Save Foods, Inc., a Delaware corporation and Save Foods, Inc., a Nevada corporation, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
10.18	Standby Equity Purchase Agreement, dated December 22, 2023, between Save Foods, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2023)

10.19*	First Amendment to Save Foods, Inc. 2022 Share Incentive Plan
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

N2OFF, INC.

By:	/s/ David Palach
Name:	David Palach
Title:	Chief Executive Officer
Date:	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Palach	Chief Executive Officer	April 1, 2024
David Palach	(Principal Executive Officer)

/s/ Lital Barda	Chief Financial Officer	April 1, 2024
Lital Barda	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amitay Weiss	Chairman of the Board	April 1, 2024
Amitay Weiss

/s/ Ronen Rosenbloom	Director	April 1, 2024
Ronen Rosenbloom

/s/ Israel Berenstein	Director	April 1, 2024
Israel Berenstein

/s/ Udi Kalifi	Director	April 1, 2024
Udi Kalifi

/s/ Eliahou Arbib	Director	April 1, 2024
Eliahou Arbib

/s/ Liat Sidi	Director	April 1, 2024
Liat Sidi

/s/ Asaf Itzhaik	Director	April 1, 2024
Asaf Itzhaik

N2OFF, INC. (FORMERLY SAVE FOODS, INC)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

N2OFF, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

TABLE OF CONTENTS

Page

F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Firm Name: Somekh Chaikin / PCAOB ID No. 1057/ Location: Tel Aviv, Israel)

CONSOLIDATED FINANCIAL STATEMENTS:
F-4	Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
F-5	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022
F-6	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022
F-7 – F-8	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
F-9 – F-40	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

N2OFF, INC. (FORMERLY SAVE FOODS, INC)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
N2OFF, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of N2OFF, Inc. and its subsidiaries (hereinafter – “the Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1E to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1E. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tel Aviv, Israel

April 1, 2024

N2OFF, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	4,447,003	5,700,709
Restricted cash (Note 2D)	31,171	50,062
Accounts receivable, net of allowance for doubtful account of $64,031 and $24,259 as of December 31, 2023 and 2022. respectively	107,007	192,597
Inventories	121,513	81,706
Prepaid expenses	719,389	223,238
Other current assets (Note 3)	39,538	24,132
Total Current assets	5,465,621	6,272,444

Right-of-use asset arising from operating leases (Note 9)	56,568	121,855

Property and equipment, net (Note 4)	66,581	97,914

Investment in nonconsolidated affiliate (Note 5)	1,655,461	-

Total assets	7,244,231	6,492,213

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	43,539	127,484
Other liabilities (Note 7)	734,933	587,365
Total current liabilities	778,472	714,849

Non current operating lease liabilities (Note 9)	7,181	40,023

Total liabilities	785,653	754,872

Stockholders’ Equity (*) (Note 10)
Common stock of $ 0.0001 par value each (“Common Stock”): 495,000,000 shares authorized as of December 31, 2023 and 2022; issued and outstanding 2,955,490 and 688,272 shares as of December 31, 2023 and 2022, respectively.	296	69
Preferred stock of $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of December 31, 2023 and 2022; issued and outstanding 0 shares as of December 31, 2023 and 2022.	-	-
Additional paid-in capital	35,866,223	28,710,412
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(29,360,235)	(22,837,827)
Total Company’s stockholders’ equity	6,480,009	5,846,379
Non-controlling interest	(21,431)	(109,038)
Total stockholders’ equity	6,458,578	5,737,341
Total liabilities and stockholders’ equity	7,244,231	6,492,213

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Year ended
	December 31
	2023	2022

Revenues from sales of products	263,445	394,004
Cost of sales (Note 13)	(55,178)	(158,313)
Gross profit	208,267	235,691
Research and development expenses (Note 14)	(1,938,234)	(770,826)
Selling and marketing expenses	(271,966)	(567,598)
General and administrative expenses (Note 15)	(5,575,843)	(4,716,909)
Operating loss	(7,577,776)	(5,819,642)
Financing income, net (Note 16)	46,511	39,801
Other income (Note 10(21))	984,940	-
Changes in fair value of an investment in an associate measured under the fair value option (Note 5)	(713,593)	-
Net loss	(7,259,918)	(5,779,841)
Less: Net loss attributable to non-controlling interests	737,510	40,241
Net loss attributable to the Company’s stockholders’ equity	(6,522,408)	(5,739,600)

Loss per share (basic and diluted) (Note 18) (*)	(5.43)	(10.85)
Basic and diluted weighted average number of shares of common stock outstanding (Note 18) (*)	1,200,608	528,776

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (*)

(U.S. dollars, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s Stockholders’ equity	Non-controlling interest	Total Stockholders’ equity

BALANCE AT DECEMBER 31, 2021	429,953	43	23,607,741	(26,275)	(17,098,227)	6,483,282	(70,671)	6,412,611
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2022:
Issuance of shares, net of issuance costs of $696,670	228,572	23	4,103,307	-	-	4,103,330	-	4,103,330
Issuance of shares to employees and service providers	29,747	3	916,476	-	-	916,479	591	917,070
Share based compensation to employees and directors	-	-	82,888	-	-	82,888	1,283	84,171
Comprehensive loss for the year	-	-	-	-	(5,739,600)	(5,739,600)	(40,241)	(5,779,841)
BALANCE AT DECEMBER 31, 2022	688,272	69	28,710,412	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:
Issuance of shares for Plantify exchange agreement (note 5)	166,340	17	826,688	-	-	826,705	-	826,705
Issuance of shares for Yaaran exchange agreement (note 6 and note 10(22))	223,008	22	997,002	-	-	997,024	664,683	1,661,707
Issuance of shares to employees and service providers	990,092	99	2,923,742	-	-	2,923,841	-	2,923,841
Share based compensation to employees and directors	-	-	23,266	-	-	23,266	434	23,700
Issuance of shares for standby equity purchase agreement I	777,224	78	2,290,850	-	-	2,290,928	-	2,290,928
Issuance of shares for standby equity purchase agreement II	110,554	11	254,263	-	-	254,274	-	254,274
Transactions with non- controlling interests (note 6)	-	-	(160,000)	-	-	(160,000)	160,000	-
Comprehensive loss for the year	-	-	-	-	(6,522,408)	(6,522,408)	(737,510)	(7,259,918)
BALANCE AT DECEMBER 31, 2023	2,955,490	296	35,866,223	(26,275)	(29,360,235)	6,480,009	(21,431)	6,458,578

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

	Year ended
	December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	$(7,259,918)	$(5,779,841)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	20,838	54,719
Decrease in liability for employee rights upon retirement, net	-	(28,452)
Issuance of shares to employees and service providers	2,477,544	856,064
IPR&D recorded in respect of purchase of NTWO OFF Ltd.	1,661,707	-
Share based compensation to employees and directors	23,700	84,171
Gain from sales of property and equipment	(12,294)	-
Gain from standby equity purchase agreement I	(1,157,647)	-
Change in fair value of investment in nonconsolidated affiliate	713,593	-
Exchange rate differences on operating leases	13,064	(13,731)
Decrease (Increase) in accounts receivable, net	85,590	(19,967)
Increase in inventories	(39,807)	(59,103)
Decrease in prepaid expenses and other current assets	164,880	39,888
Decrease in accounts payable	(90,954)	(116,580)
Increase (decrease) in other liabilities	173,360	(112,083)
Decrease in operating lease expense	59,883	66,647
Change in operating lease liability	(66,298)	(68,858)
Net cash used in operating activities	(3,232,759)	(5,097,126)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	(1,542,349)	-
Proceeds from sales of property and equipment	22,789	-
Purchase of property and equipment	-	(51,689)
Net cash used in investing activities	(1,519,560)	(51,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	700,000
Repayments of long-term loans from banking institutions and other	(700,000)	(8,390)
Proceeds from standby equity purchase agreement, net	3,472,712	-
Proceeds from shares issued for cash, net of issuance costs	-	4,103,330
Net cash provided by financing activities	3,472,712	4,094,940
Effect of exchange rate changes on cash and cash equivalents	7,010	(2,966)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,272,597)	(1,056,841)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,750,771	6,807,612

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$4,478,174	$5,750,771

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars)

Supplemental disclosure of cash flow information:
Non-cash transactions:
Termination of lease liability	21,114	-
Initial recognition of operating lease right-of-use assets	15,709	47,280
Issuance of shares in exchange for investment in nonconsolidated affiliate (see Note 10)	826,705	-
Issuance of shares for future services	422,163	61,006
Issuance of shares for commitment fee (see Note 10(21))	254,274	-

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– GENERAL

A.	Operations

N2OFF, Inc. (formerly Save Foods, Inc) (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd. (the Company and Save Foods Ltd. collectively, the “Group”), including preferred and common stock. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

On May 13, 2021, the Company completed an underwritten public offering of 155,845 shares of its common stock for net proceeds of $10,457,862. Commencing on May 14, 2021, the Company’s common stock was listed on the Nasdaq Capital under the symbol “SVFD”.

On August 15, 2022, the Company completed an underwritten public offering of 228,572 shares of its common stock for net proceeds of $4,103,330 (see note 10(8)).

During September through December 2023 the Company issued an aggregate of 691,000 shares of its common stock for net proceeds of $3,499,388 under its July 23, 2023 Standby Equity Purchase Agreement (see note 10(21)).

On November 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with N2OFF, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued Company’s business as the surviving corporation in the Reincorporation Merger under the name “N2OFF, Inc.” succeeding to all Company’s rights, assets, liabilities and obligations, except that its affairs ceased to be governed by the Delaware General Corporation Law and became subject to the Nevada Revised Statutes. Pursuant to the Merger Agreement, the Articles of Incorporation and the Bylaws of the Surviving Corporation (the “Nevada Bylaws”), as in effect prior to the consummation of the Reincorporation Merger, continue in full force and effect as the Surviving Corporation’s Articles of Incorporation and the Nevada Bylaws.

After the balance sheet date, on March 19, 2024, the Company changed its name from “Save Foods, Inc.” to “N2OFF, Inc.”

B.	Reverse stock split

On October 4, 2023, following the 2023 annual meeting of stockholders, the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation in Delaware to effect a one for seven reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). The Amendment became effective on October 5, 2023.

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

C.	Securities Exchange Agreement with Plantify

On March 31, 2023, the Company entered into the securities exchange agreement with Plantify Foods, Inc. (“Plantify”). Plantify is a Canadian corporation traded on the TSX Venture Exchange (“TSXV”) which focus on the development and production of “clean-label” plant-based products - see Note 5 below for further information.

D.	Stock Exchange Agreement with Yaaran Investments

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd. and formed an Israeli subsidiary, Nitrousink Ltd., now known as NTWO OFF Ltd. (“NTWO OFF LTD”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications - see Note 6 below for further information.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– GENERAL (continue)

E.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $29 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2023, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the second quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

F.	Hamas terrorist attacks

Because most of the Company’s operations are conducted in Israel and all members of its board of directors, management, as well as a majority of its employees and consultants, including employees of its service providers, are located in Israel, its business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers in the southern part of the country. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that the Company’s facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, its ability to deliver or provide products and services in a timely manner to meet its contractual obligations towards customers and vendors could be materially and adversely affected.

Following the brutal attacks on Israel, the mobilization of army reserves and the government declaring a state of war in October 2023, there was a decrease in Israel’s economic and business activity. The security situation has led, inter alia, to a disruption in the supply chain and production, a decrease in the volume of national transportation, a shortage in manpower due to employees being called for active reserve duty as well as a rise in the exchange rate of foreign currencies in relation to the New Israel Shekel. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its business, operations and affairs. Although many of such military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Certain of its employees and consultants in Israel, in addition to employees of its service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas as well as the other pending or future armed conflicts in which Israel is or may become engaged, and such persons may be absent for an extended period of time.

The Company has experienced delays in pilots and packaging activities due to the war, as certain packing houses, have halted operations for the time being. Additionally, the Company anticipated engaging additional packing houses to conduct pilots with Company’s product, but, due to the war, the Company were unable to continue pursuing new collaborations for these pilots, and the Company may not be able to resume any potential collaborations if the current war persists for an extended duration. The Company is unable to predict how long the current conflict will last, as well as the repercussions these delays will have on operations. If the Company is unable to renew pilots or collaborations with local packing houses Company’s financial results may be affected.

The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

  A. Use of estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to calculation of fair value of the convertible loan.

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

  C. Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

  D. Cash and cash equivalents, and restricted cash

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

Restricted cash as of December 31, 2023 and 2022 include $ 31,171 and $50,062, respectively, collateral account for the Group’s corporate credit cards and a lease liability and is classified in current assets.

  E. Accounts receivables

The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amounts of receivables in dispute, and the current receivables aging and current payment patterns. As of December 31, 2023, and 2022, an allowance for doubtful debts in the amount of $64,031 and $24,259, respectively, is reflected in net accounts receivable. The Group does not have any off-balance-sheet credit exposure related to its customers.

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

G. Fair value

Fair value of certain of the Company’s financial instruments including cash, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

Fair value, as defined by ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (see Note 5):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	641,561	-	-	641,561
Convertible loan	-	-	1,013,900	1,013,900
Total assets	641,561	-	1,013,900	1,655,461

The following table presents the changes in fair value of the Level 1 assets for the period April 5, 2023 through December 31, 2023:

Changes in Fair value
US$
Assets:
Initial recognition of the investment in Plantify as at April 5, 2023 (*)	929,864
Additional investment in shares of Plantify	417,890
Changes in fair value	(706,193)
Outstanding at December 31, 2023	641,561

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

Fair value (continue)

The following table presents the changes in fair value of the Level 3 assets for the period April 5, 2023 through December 31, 2023:

Changes in Fair value
US$
Assets:
Initial recognition of the convertible loan issued as at April 5, 2023 (*)	1,021,300
Changes in fair value	(7,400)
Outstanding at December 31, 2023	1,013,900

(*)	Relative fair value calculated at inception.

H. Asset acquisitions

The Company’s consolidated financial statements include the operations of acquired subsidiaries from the date the Company gains control over them.

When the screening test of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business, suggests that substantially all of the fair value of the gross assets of a subsidiary acquired is concentrated in a single asset or a group of similar assets, such as a single IPR&D asset, the acquired net assets do not meet the definition of a business. Noncontrolling interests of a subsidiary that does not meet the definition of a business are initially measured at fair value. For more details see Note 6.

  I. Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2023 or 2022.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

  J. Income taxes

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

The Group accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of unrecognized tax benefits recorded in a Company’s financial statements. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold to be recognized. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to present interest and penalties relating to income taxes within income taxes; however the Company did not recognize such items in its fiscal years 2023 and 2022 financial statements and did not recognize any amount with respect to an unrecognized tax benefit in its balance sheets.

  K. Revenue recognition

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continue)

  L. Research and development expenses

Research and development expenses are charged to comprehensive loss as incurred.

  M. Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Save Foods Ltd. is entitled to such grants (i.e. at the time that there is reasonable assurance that the Save Foods Ltd will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by Save Foods Ltd. from inception through December 31, 2023 and 2022, amounted to $155,765.

As of December 31, 2023, and 2022, the Group did not accrue or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects. In addition, the Group does not anticipate future sales related to these grants.

  N. Inventories

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products and products in process are determined on the average cost basis.

The Group regularly reviews its inventories for impairment and reserves are established when necessary.

  O. Basic and diluted loss per common stock

Basic loss per common stock is computed by dividing the loss for the period applicable to stockholders, by the weighted average number of shares of common stock outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in 2023 and 2022, no potential shares are considered.

  P. Stock-based compensation

The Group measures and recognizes the compensation expense for all equity-based payments to employees and nonemployees based on their estimated fair values in accordance with ASC 718, “Compensation- Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as a compensation expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Group has expensed compensation costs, net of forfeitures as they occur, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ROU assets represent Group’s right to use an underlying asset for the lease term and lease liabilities represent Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Group monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the statement of comprehensive loss.

  T. New Accounting Pronouncements

Improvements to Reportable Segment disclosures (Topic 280):

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and segment-related data. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Improvements to Income Tax Disclosure (Topic 740):

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740) - Improvements to Income Tax Disclosures which requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2023	2022

Government Institutions	38,227	24,132
Other receivable	1,311	-
	39,538	24,132

NOTE 4 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2023	2022

Computers	30,471	30,471
Furniture and office equipment	21,417	21,417
Machines	213,677	213,677
Vehicles	29,418	85,149
	294,983	350,714
Less - accumulated depreciation	(228,402)	(252,800)
Total property and equipment, net	66,581	97,914

For the years ended December 31, 2023 and 2022, depreciation expenses were $20,838 and $54,719 respectively. Additional property and equipment in an amount of $51,689 were purchased for the year ended December 31 2022 (No property and equipment were purchased in 2023). During 2023, the Company sold property and equipment with a cost of $55,731 and with accumulated depreciation in the amount of $45,236.

NOTE 5 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement with Plantify, pursuant to which the Company and Plantify agreed to issue to the other 19.99% of its issued and outstanding capital stock (the “Securities Exchange”).

Accordingly, at closing on April 5, 2023, the Company issued 166,340 shares of the Company’s common stock to Plantify, which amount represented 19.99% of the Company’s outstanding capital stock as of immediately prior to the closing (and 16.66% of the Company’s outstanding capital stock as of immediately following the closing). The Company determined the value of the shares issued at $826,705 based on the share price of the Company at the closing date. On the same date, Plantify issued 30,004,349 common shares of Plantify to the Company representing 19.99% of Plantify’s outstanding capital stock as of immediately prior to the closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the closing).

In connection with the Securities Exchange Agreement, the Company and Plantify executed a debenture (the “Debenture”), whereby the Company agreed to lend C$1,500,000 (approximately US$1,124,000) to Plantify. The Debenture accrues interest at a rate of 8% annually and is repayable by Plantify on October 4, 2024. Outstanding principal under the Debenture may be converted, at the Company’s sole discretion, into common shares of Plantify at a price of C$0.05 per share for the first 12 months of the Debenture issuance date and C$0.10 per share thereafter. Accrued interest may be converted at the market price of Plantify’s common shares, subject to TSX Venture Exchange (“TSX”) approval at the time of conversion. Plantify executed a general security agreement in the Company’s favor and pledged to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

On September 7, 2023, the Company purchased an additional 55,004,349 common shares of Plantify at a price of C$0.01 per common share (US$404,890), in a rights offering, resulting in an increase of approximately 7% in the Company’s aggregate ownership of the issued and outstanding common shares of Plantify. Following the additional acquisition, the Company owned 85,008,698 common shares of Plantify, representing approximately 23% of Plantify’s issued and outstanding common shares.

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 5 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continue)

The equity investment in common shares of Plantify is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets, and is measured based on Plantify’s closing stock price on the TSX and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in gain (loss) on equity investments, net in the consolidated statement of income.

The fair value of the conversion feature loan was estimated using the Black-Scholes option pricing model using a third-party appraiser. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature as of the Securities Exchange closing and for December 31, 2023:

Fair value of the conversion feature	April 5, 2023	December 31, 2023
Expected volatility (%)	78.20%	135.70%
Risk-free interest rate (%)	4.34%	5.08%
Expected dividend yield	0.0%	0.0%
Contractual term (years) (*)	1	0.25
Conversion price (Canadian dollars)	(US$0.04) C$0.054	(US$0.04) C$0.054
Underlying share price (Canadian dollars)	(US$0.04) C$0.05	(US$0.01) C$0.01
Fair value (U.S. dollars)	$272,000	$900

(*)	As of December 31, 2023 the Company estimated that the probability that the Debenture would be converted following 12 months is minimal.

The significant observable inputs used in the fair value measurement of the conversion feature are mainly the expected volatility and risk free interest rate. Significant changes in any of those inputs in isolation would have resulted in a change in the fair value measurement.

The fair value of the debt component of the Debenture was estimated with the assistance of a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the potential risk factor of the debt investment in Plantify, at 25.4%.

For the period between April 5, 2023, through December 31, 2023, an unrealized loss of $713,593 was recorded in loss on investment in nonconsolidated subsidiary in the Company’s consolidated statements of comprehensive loss.

The following tables present Plantify’s summarized financial information. The period presented in the table below commenced on April 5, 2023, when the Company retained an equity investment in Plantify:

April 5, 2023 Through December 31, 2023

Revenue	455,000
Gross loss	(73,000)
Net loss	(1,839,000)

As of December 31, 2023

Current assets	551,000
Noncurrent assets	1,766,000
Current liabilities	2,187,000
Stakeholders deficit	(643,000)

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 6 – A CONSOLIDATED ENTITY

On August 29, 2023, the Company closed exchange transactions (the “Exchange”), pursuant to the terms of a stock exchange agreement, entered on July 11, 2023, as amended on July 24, 2023 and August 13, 2023 , by and among the Company, Save Foods Ltd., Yaaran Investments Ltd., an Israeli company (“Yaaran”), and a yet-to-be formed Israeli company (“NewCo”), (the “Exchange Agreement”). The closing conditions for the consummation of the Exchange, required, among other things, the incorporation of NewCo in the State of Israel. On August 29, 2023, NewCo was incorporated under the name of “Nitrousink, Ltd.” and issued the Company 4,200,000 shares, representing 60% of its share capital on a fully diluted pre-closing basis in exchange for 223,008 shares of common stock of the Company, issued to Yaaran on July 27, 2023, which amount represented 19.99% of the Company’s outstanding capital stock as of immediately prior to the Exchange (and 16.66% of the Company’s outstanding capital stock as of immediately following the Exchange). As a result of such, N2OFF became a majority-owned subsidiary of the Company. On February 21, 2024, Nitrousink, Ltd. changed its name to NTWO OFF Ltd. As of December 31, 2023, the company owns 60% of the share capital of NTWO OFF Ltd, Yaaran owns 30%, and the Agricultural Research Organization - Volcani Institute owns 10%. See also note 10(22) below.

As part of the Exchange Agreement, the Company committed to support N2OFF’s commercialization efforts of certain technologies researched and developed (the “License”) together with the Government of Israel on behalf of the State of Israel, represented by the Head of Agricultural Research Organization and the Treasurer of A.R.O., by making available up to $1.2 million in three conditional installments. As of December 31, 2023 the Company paid the first installment in the amount of $400,000, of which $160,000 were recorded as a transaction with non-controlling interests.

At the Exchange date, N2OFF was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License representing IPR&D had no alternative future use and therefore the entire purchase price allocated to the acquired IPR&D in the amount of $1,661,707 was charged to expense at the acquisition date as part of “Research and Development expenses” in the accompanying consolidated statement of operations for the year ended December 31, 2023.

NOTE 7 – OTHER LIABILITIES

	December 31,
	2023	2022

Employees and related institutions	60,000	96,516
Accrued expenses	634,418	424,538
Operating lease liabilities	40,515	66,311
	734,933	587,365

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 8 – COMMITMENT AND CONTINGENT LIABILITIES

A.	Save Foods Ltd. Is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company will pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and thereafter the Company will pay 5% of up to 100% of the amount of grants received plus interest at SOFR for 12 months. Save Foods Ltd. was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2023 and 2022, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $ 155,765, not including. As of December 31, 2023, and 2022, the Company did not accrue for or pay any royalties to the IIA as no revenue related to the funded projects has yet been generated.

B.	On September 22, 2020, the Company entered into a non-exclusive Commission Agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT will introduce the Company to potential clients, pre-approved by the Company (“Introduced Parties”) and will assist the Company in finalizing commercial agreements with the Introduced Parties. In consideration for its services, the Company agreed to pay EBT 12.5% of the net revenues generated from Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000,000, provided that the compensation shall not exceed 25% of the Company’s gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from Introduced Parties were to exceed $500,000, and subject to board approval, the Company would be required to issue to EBT options to purchase 1,021 shares of common stock at an exercise price of $58.80 per share. In the event that certain additional events detailed in the agreement were to occur, the Company will also issue to EBT, subject to Board approval, additional options to purchase 1,021 shares of common stock at an exercise price of $58.80 per share. Such events have not occurred as of balance sheet date.

C.	On June 1, 2021, the Company terminated its October 10, 2018, consulting agreements with two of its consultants and signed new consulting agreements with the parties pursuant to which the consultants will provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreements may be terminated by either party upon 30 days prior written notice. The Company would pay each, a monthly fee of $13,000, and $2,000 as reimbursement of expenses. In addition, the Company agreed to grant the consultants signing bonuses of $150,000 and $250,000 net of the outstanding debt of the Company to the consultants based on their October 10, 2018 agreements in the amount of $33,000 each. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the consultants. In addition, each consultant is entitled to a special bonus for assisting with business opportunities or other specified events (“Consultant Engagements”), authorized by the CEO or the Chairman of the Board. On December 20, 2023 the board approved to compensate each of the consultants in the amount of $100,000 and $10,000 reimbursement of expenses incurred.

D	On January 26, 2023, the Company entered into an advisory agreement with a consultant for a period of ninety days. According to the agreement, the consultant will provide advisory services to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company will pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under any such equity purchase agreement to be paid within five business days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee will be 5%. On July 20, 2023, the term of the agreement was extended until October 12, 2023. On December 13, 2023, the term was further extended to May 12, 2024 and the consultant will be entitled to receive 3% of the gross proceeds received by the Company under the financing to be paid. As of December 31, 2023 the Company paid a Success Fee in the amount of $175,000 to the consultant.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 9 – LEASES

A.	The components of operating lease cost for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

Operating lease costs	54,723	80,501

B.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	51,353	62,679
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	15,709	47,280

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2023	2022

Operating leases:
Operating leases right-of-use asset	56,568	121,855

Current operating lease liabilities	40,515	66,311
Non-current operating lease liabilities	7,181	40,023
Total operating lease liabilities	47,696	106,334

Weighted average remaining lease term (years)	1.08	1.78

Weighted average discount rate	4%	4%

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 9 – LEASES (continue)

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

2023

2024	41,233
2025	7,739
Total operating lease payments	48,972
Less: imputed interest	(1,276)
Present value of lease liabilities	47,696

In September 2021, the Company signed a lease agreement for an office and operational space in Neve Yarak, lsrael for a period of 1 year with monthly payments of $2,000 and an option to extend the agreement for an additional 2 years with monthly payment of $2,500 in the first option period and $2,750 in the second option period. The Company exercised its option to extend the lease agreement for an additional 2 years.

A right-of-use assets in the amount of $152,472 and lease liabilities in the amount of 152,472 have been recognized in the balance sheet in respect of these leases.

In December 2021, the Company signed a car rental lease agreement for a period of 3 years with monthly payments of $950. A lease right-of-use asset and a related liability in the amount of $34,362 have been recognized in the balance sheet in respect of this lease. During August 2023, the Company terminated the lease agreement.

On December 15, 2021, the Company entered into a lease agreement for office space in Miami (the “Miami Lease”). The Miami Lease is for a period of 1 year with monthly payments of $600 and an option to extend the agreement for an additional 1 year with monthly payments of $630. A lease right-of-use asset and a related liability in the amount of $14,633 have been recognized in the balance sheet in respect of this lease. The Company exercised its option to extend the lease agreement for an additional year. On December 15, 2023, the Company entered into a new lease agreement for office space in Miami for a period of 1 year with monthly payments of $670 and an option to extend the agreement for an additional 1 year with monthly payments of $704. A lease right-of-use asset and a related liability in the amount of $15,709 have been recognized in the balance sheet in respect of this lease.

In January 2022, the Company signed a car rental lease agreement for a period of 3 years with monthly payments of $1,300. A lease right-of-use asset and a related liability in the amount of $47,280 have been recognized in the balance sheet in respect of this lease.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Transactions:

1.	On June 15, 2021, the Company signed a consulting agreement with a third party pursuant to which the Consultant will provide the Company with public relations services. Based on the agreement, the Company will pay the consultant a monthly fee of $3,500 and will issue the consultant 29 shares of common stock of the Company on the last day of each month following the commencement date of the agreement. On November 3, 2021, the Company issued to consultants an aggregate of 100 shares of the Company’s common stock. On May 2, 2022, the Company issued the consultants an aggregate of 86 shares of the Company’s common stock. The Company determined the aggregate value of the shares issued at $4,926.

2.

On October 1, 2021, the Company entered into an 18 month consulting agreement with a consultant pursuant to which the consultant will provide the Company with consulting services related to international business development activities. Based on the agreement, the Company will issue the consultant 1,286 shares of common stock of the Company upon execution of the agreement and six installments of 1,786 shares of common stock of the Company each 90 days thereafter. On November 3, 2021 the Company issued to the consultant 1,286 shares of the Company’s common stock. On January 27, 2022 and May 2, 2022, the Company issued an aggregate of 3,572 shares. On June 8, 2022 the Company terminated the consulting agreement. During the year ended December 31, 2022, the Company recorded share based compensation expenses of $136,000, in respect of the above agreement.

3.

In connection with Mr. Joachim Fuchs’ appointment as Chairman of the board of directors of Save Foods Ltd, on February 10, 2022, Save Foods Ltd entered into a consulting agreement with Mr. Fuchs., pursuant to which Mr. Fuchs will be paid a monthly fee of NIS 5,000 (approximately $1,600) and subject to the Board approval, 1,286 shares of common stock and, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 6,015 shares of common stock which represented 1.5% of the Company’s’ outstanding capital stock as of the date of the agreement of which (1) 0.5% of such options have an exercise price of $7.00 per share and vest in 4 equal installments during the 12 month period commencing on January 1, 2022 (the “Effective Date”), (2) 0.5% of such options have an exercise price of $8.75 and vest in 4 equal installments during the 12 month period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options have an exercise price of $10.50 and vest in 4 equal installments during the 12 month period following the 24 month anniversary of the Effective Date. The Company determined the fair value of the options at $90,665.

On March 24, 2022, the Company issued 1,286 shares of common stock to Mr. Fuchs. The Company determined the value of the shares at $38,790 based on the share price at the agreement date.

On August 29, 2022, the Board approved an increase in Mr. Fuchs’ monthly fee to $5,000 and, a one time issuance of 429 shares of common Stock. Such shares were issued on September 7, 2022. The Company determined the value of the shares at $8,610 based on the share price at the resolution date.

On March 29, 2023, the Board approved an amendment to the consulting agreement pursuant to which Mr. Fuchs will receive monthly compensation of $1,000 and 7,143 restricted shares of common stock under the Company’s 2022 Share Incentive Plan in lieu of the above-described options. These shares will be subject to a twenty four month lockup period.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – STOCKHOLDERS’ EQUITY (continue)

4.	On March 10, 2022, the Company entered into an Investor Relations Agreement (the “March IR Agreement”) with a consultant for a period of 12 months pursuant to which the Company will pay the consultant for his services a monthly fee of $11,000 and will issue 2,000 shares of common stock of the Company upon the execution of the March IR Agreement. The shares were issued on March 10, 2022. The Company determined the value of the shares at $103,600. During the year ended December 31, 2023 and 2022, the Company recorded share based compensation expenses of $84,015 and $19,585, respectively.

On June 27, 2022 the March IR Agreement was amended to set the monthly cash payment at $5,500 beginning July 2022.

5.	On April 1, 2022, the Company entered into an Investor Relations Agreement (the “April IR Agreement”) with a consultant for a period of 90 days. According to the April IR Agreement, the Company will pay the consultant for his services a monthly fee of $15,000 and in addition, 1,715 shares of common stock of the Company upon execution of the agreement. The shares were issued on May 2, 2022. The Company estimated the value of the shares issued at $66,000 based on the share price on the agreement date.

In addition, the Company will issue a warrant (the “April Warrant”) to purchase 8,572 shares of common stock to such consultant (see note 12(2) below).

On June 26, 2022 (the “April IR Amendment Date”), the Company amended the April IR Agreement (the “April IR Amendment to extend the term of the April IR Agreement for an additional period of 90 days commencing on July 1, 2022, and to pay the consultant for his services a monthly fee of $3,333. In addition, the Company will issue 1,715 shares of common stock upon execution of the April IR Agreement Amendment. Such shares were issued on August 22, 2022. The Company determined the value of the shares at $39,480 based on the share price on June 26, 2022. The April IR Amendment also provided for the issuance by the Company of a warrant to purchase 5,715 shares of common stock (see note 12(2) below).

On August 29, 2022, the Board approved a one-time bonus of $100,000 to the consultant.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – STOCKHOLDERS’ EQUITY (continue)

6.	On May 18, 2022, the Company issued 1,286 shares of common stock to a consultant, pursuant to a May 11, 2022 Board resolution. The shares were estimated at $39,420 based on the share price of the resolution date.

7.	On January 9, 2022 the Company entered into a Strategic Consulting and Corporate Digital Marketing Agreement (the “Consulting Agreement”) with a consultant for a period of 12 months pursuant to which the Company agreed to pay the consultant for his services a monthly fee of $4,250. On June 13, 2022, the Consulting Agreement was amended to provide that on July 1, 2022, and for the remaining period of the Consulting Agreement the Company will issue the consultant (a) 858 shares of common stock, and (b) common stock representing $19,125, which amount will be calculated based on the average closing bid price of the Company’s common stock during the 10 trading days prior to October 10, 2022, provided however, that the number of shares to be issued shall not be less than 858 shares of common stock.

On July 11, 2022, the Company issued the consultant 858 shares of common stock. The Company determined the value of the shares at $17,220 based on the share price on the date of the Consulting Agreement, of which $16,852 was recorded as share based compensation expenses and the remaining portion was classified as prepaid expenses in other current assets.

Additionally, on August 29, 2022, the Board approved a one-time bonus of $7,500 and 1,072 shares of common stock of the Company, to the consultant. The shares were issued on September 7, 2022. The Company determined the value of the shares at $21,525 based on the share price on the date of the Consulting Agreement.

On October 11, 2022, the Company issued the consultant 1,442 shares of common stock, and recorded share based compensation expenses of $19,125 in respect of the agreement.

8.	On August 15, 2022, the Company completed an underwritten public offering of 228,572 shares of its common stock at a price to the public of $21.00 per share. The gross proceeds to the Company from this offering were $4,800,000, before deducting underwriting discounts, commissions and other offering expenses, and excluding the exercise of the over-allotment option by the underwriter, which was not exercised in an amount totaling $696,670 resulting in net proceeds of $4,103,330. The Company granted the underwriter a 45-day option to purchase up to 34,286 additional shares of common stock of the Company to cover over-allotments at the public offering price, less the underwriting discounts and commissions. In addition, the Company issued to the underwriter as compensation, a warrant to purchase up to 11,429 shares of common stock (5% of the aggregate number of shares of common stock sold in this offering). The underwriter’s warrant is exercisable at $26.25 per share, representing 125% of the public offering price per share in this offering. The underwriter’s warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half years period commencing 180 days from the effective date of the registration statement.

9.	On September 6, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with a consultant. pursuant to which, the consultant will provide the Company with strategic advisory services for a period of six months. The Company agreed to pay the consultant $275,000 for his services, As of December 31, 2023 and 2022, the Company recorded $195,355 and $79,645, respectively, as investor relations expenses. In addition, the Company issued 7,143 shares of common stock to the consultant. The Company determined the value of the shares at $141,750 based on the share price of the date of the Services Agreement, of which $100,697 was recorded as share based compensation expenses during the year ended December 31, 2022 and the remaining was recorded during the year ended December 31, 2023.

10.	On October 26, 2022, the Board approved the issuance of 7,143 shares of common stock to a consultant pursuant to an investor relations consulting agreement and quarterly issuances of 1,286 shares of common stock commencing January 1, 2023 and ending on December 31, 2024. On November 16, 2022, the Company issued 7,143 shares of common stock. The Company determined the value of the shares at $99,500 based on the share price of the date of the board resolution. On each of January 2, 2023, April 3, 2023, August 7, 2023 and November 8, 2023, the Company issued 1,286 shares of common stock. In addition, on December 20, 2023, the Board approved the issuance of 111,553 shares of common stock to the consultant. On December 21, 2023, the Company issued 111,553 shares of common stock. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share based compensation expenses of $271,886 for the year ended December 31, 2023.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

11.	On October 26, 2022, the Board approved the quarterly issuances of 715 shares of common stock to each of two consultants commencing on January 1, 2023, and ending on December 31, 2024. On January 2, 2023, April 3, 2023 and August 7, 2023, the Company issued 1,430 shares of common stock to each of the consultants. The Company determined the value of the shares issued based on the share price on the date of the board approval. The Company recorded share-based compensation expenses of $59,695 for the year ended December 31, 2023.

On August 3, 2023, the Board approved the issuance of a one-time bonus of 21,428 shares of common stock to each of the two consultants. On August 7, 2023, the Company issued 21,428 shares of common stock to each of the consultants. In addition, on December 20, 2023, the Board approved the issuance of 100,000 shares of common stock to each of the two consultants. On December 21, 2023, the Company issued 100,000 shares of common stock for each of the consultants. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share-based compensation expenses of $532,991.

12.	On January 20, 2023, the Company entered into a consulting agreement with a consultant (see note 10(7)) for a period of twelve months pursuant to which the Company will issue on a quarterly basis, subject to the approval of the board (a) 3,572 restricted shares of the Company’s common stock for services rendered for the first quarter of 2023, and (b) 2,143 restricted shares of common stock for services rendered for each subsequent quarter of 2023, such that the consultant will receive an aggregate of 10,001 restricted shares of common stock.

On February 13, 2023, the Company issued the first 3,572 shares of common stock.

On April 27, 2023, the Company issued 2,143 shares of common stock. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share-based compensation expenses of $47,680 for the year ended December 31, 2023.

On June 14, 2023, the Company entered into a new superseding consulting agreement with such consultant (see note 10 (18) below).

13.	On March 29, 2023, the board approved an amendment to the consulting agreement with EU Agritech Investment Ltd. (“EU Agritech”), pursuant to which EU Agritech will receive $100,000 in restricted shares of common stock to be issued on the effective date of the amendment as compensation for the first twelve months of services provided to the Company. On April 3, 2023, the Company issued 21,009 shares of common stock to EU Agritech. During the year ended December 31, 2023, the Company recorded $100,000 as share based compensation expenses.

14.	On March 29, 2023, the board approved the issuance of an equity grant to executive officers, employees, directors and consultants of an aggregate of 142,860 shares of common stock (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs as detailed in note 10(3) above). Such shares were issued on April 3, 2023. The Company estimated the value of the shares issued at $678,000 based on the share price of the date of the board approval and recorded $678,000 as share based compensation expenses during the year ended December 31, 2023.

15.	On March 31, 2023, the Company entered into the securities exchange agreement with Plantify pursuant to which the Company and Plantify agreed to issue 19.99% of its issued and outstanding capital stock on a pre-closing basis to the other. Upon the closing of the securities exchange on April 5, 2023, the Company issued 166,340 shares of common stock to Plantify (see note 5 above).

16.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of 18 months pursuant to which the Company will issue, subject to the approval of the board, 25,715 restricted shares of the Company’s common stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 8,572 shares of common stock upon the six months anniversary of the agreement date, (b) 8,572 shares of common stock upon the nine months anniversary of the agreement date, and (c) 8,571 shares of common stock upon the twelve months anniversary of the agreement date.

On June 21, 2023, the Company issued 25,715 restricted shares of common stock. The Company determined the value of the shares issued at $122,400 based on the share price on the agreement date, of which $47,600 was recorded as share based compensation expenses during the year ended December 31, 2023 and the remaining was classified as prepaid expenses in other current assets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

17.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of two years pursuant to which the Company will issue, subject to the approval of the board, 35,715 restricted shares of the Company’s common stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 11,905 shares of common stock upon the six month anniversary of the agreement date, (b) 11,905 shares of common stock upon the nine month anniversary of the agreement date, and (c) 11,905 shares of common stock upon the 12 month anniversary of the agreement date.

On June 21, 2023, the Company issued 35,715 restricted shares of common stock. The Company determined the value of the shares issued at $170,000 based on the share price on the agreement date, of which $50,534 was recorded as share based compensation expenses during the year ended December 31, 2023 and the remaining was classified as prepaid expenses in other current assets.

18.	On June 14, 2023, the Company entered into a consulting agreement with a consultant for a period of 30 months pursuant to which the Company will issue, subject to the approval of the board, 32,143 restricted shares of the Company’s common stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 10,715 shares of common stock upon the six month anniversary of the agreement date, (b) 10,714 shares of common stock upon the nine month anniversary of the agreement date, and (c) 10,714 shares of common stock upon the twelve month anniversary of the agreement date.

On June 21, 2023, the Company issued 32,143 restricted shares of common stock. The Company determined the value of the shares issued at $147,150 based on the share price on the agreement date, of which $32,234 was recorded as share based compensation expenses during the year ended December 31, 2023 and the remaining was classified as prepaid expenses in other current assets.

On November 8, 2023, the consulting agreement dated November 15, 2023, was amended pursuant to which the consultant will receive additional 20,000 restricted shares of common stock. On November 20, 2023, the Company issued 20,000 restricted shares of common stock. The Company determined the value of the shares issued at $44,002 based on the share price on the amendment to the agreement date, of which $9,639 was recorded as share based compensation expenses during the year ended December 31, 2023 and the remaining was classified as prepaid expenses in other current assets.

19.	On June 15, 2023, the Company entered into a consulting agreement with a consultant for a period of three months pursuant to which the Company will issue, subject to the approval of the board, the following: (a) restricted Common Stock representing an aggregate value of $75,000, upon the execution of the agreement, and (b) a monthly cash fee of $5,000.

The Company issued an aggregate of 16,485 shares of common stock and recorded $75,000 as share based compensation expenses.

20.	On June 21, 2023, the Company entered into a consulting agreement with legal advisors pursuant to which such counsel will be paid $22,500 in cash and $22,500 in restricted common stock for services provided to the Company. Cash payment of $11,250 and $11,250 in restricted common stock was paid upon execution of the agreement and the remaining amounts will be paid upon the completion of the legal services. On July 6, 2023, the Company issued 4,945 shares of restricted common stock as consideration for the first installment. The Company determined the value of the shares issued at $24,137 based on the share price on the agreement date, which recorded as share based compensation expenses during the year ended December 31, 2023.

On September 6, 2023, the Company issued 6,123 shares of common stock to legal counsel pursuant to the August 7, 2023 retainer legal services agreement. The Company determined the value of the shares issued at $66,862 based on the share price on the agreement date, of which $26,745 was recorded as share based compensation expenses during the year ended December 31, 2023 and the remaining was classified as prepaid expenses in other current assets.

On December 11, 2023, the Company entered into additional consulting agreement pursuant to which the legal advisors will provide the Company with certain legal services in consideration for total of $25,000 in cash and 12,500 restricted common stock of the Company. Cash payment of $10,000 shall be paid upon execution of the agreement and the remaining after the completion of the legal services. On December 26, 2023, the Company issued 12,500 shares of restricted common stock. The Company determined the value of the shares issued at $38,500 based on the share price on the agreement date, which recorded as prepaid expenses in other current assets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

21.	On July 23, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “SEPA I”), with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3.5 million shares of the Company’s common stock over the course of 40 months after the date of the SEPA I. The price of shares to be issued under the SEPA I will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s common stock for the three consecutive trading days commencing on the delivery of each advance notice by the Company. Each issuance and sale by the Company to the Investor under the SEPA I (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of the Company’s shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $200,000. With respect to each Advance notice, if the Company notifies the Investor of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by the Company, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

The Advances are subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding shares of common stock at the time of an Advance notice or acquiring more than 19.99% of the Company’s outstanding shares of common stock as of the date of the SEPA I (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The SEPA I will terminate automatically on the earlier of December 1, 2026 or when the Investor has purchased an aggregate of $3.5 million shares of the Company’s common stock. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor.

The SEPA I provided that, subject to the satisfaction of certain conditions set forth in the SEPA I, upon the request of the Company, the Investor will advance to the Company up to $700,000 of the $3,500,000 commitment amount, with such Advances to be evidenced by a promissory note (the “Note”). The request by the Company for such Advances may only be made after the approval of the stockholders of the transactions contemplated by the SEPA I, and the Company cannot request any Advances after January 31, 2024. There is a 3% discount to the amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, a one tenth of the outstanding principal of each Note and accrued interest thereon either (i) in cash or (ii) by submitting an advance notice pursuant to the purchaser and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The first payment is due 60 days after the issuance of a Note, with each subsequent payment due 30 days after the prior payment. Unless otherwise agreed by the Investor, the funds received by the Company pursuant to the SEPA I for the sale of shares will first be used to satisfy any payments due under the Note.

The conditions that must be satisfied prior to the Investor advancing the Company funds pursuant to the terms of the Note include obtaining stockholder approval of the transactions contemplated by the SEPA I (on October 2, 2023, at the annual meeting of stockholders, the stockholders approved the issuance of more than 20% of our issued and outstanding common stock, permitting us to request Advances from the Investor under the SEPA I that will result in the issuance of more than 20% of our issued and outstanding shares of common stock as of the date of the SEPA I without being subject to the Exchange Cap), the delivery by the Company to the Investor of a request to lend funds pursuant to the Note prior to January 31, 2024, no events which could have a material adverse on the Company and other conditions customary of financings of this nature.

On September 27, 2023, the Company issued 26,224 shares of common stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $122,988 based on the share price on the agreement date.

On October 11, 2023, the Company filed a registration statement on Form S-1 with the SEC, which was declared effective by the SEC on October 30, 2023 for the resale of up to 1,000,000 shares of common stock that may be offered and sold by the Investor. On October 31, 2023, the Company received a gross amount of $700,000 and issued the Note to the Investor pursuant to the SEPA I. The first payment under the Note was due December 31, 2023.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 10 – SHAREHOLDERS’ EQUITY (continue)

The Company considered the guidelines of ASC 815 and determined that the SEPA I contains both purchased put option element and a forward share issuance element, neither element qualifies for equity classification. Accordingly, the Company recognized an asset or liability with changes in fair value recoded to the statements of operations. All costs associated with the SEPA I were expensed in the statements of operations.

On each of November 6, 2023, November 20, 2023, and December 5, 2023, the Company issued 20,000 shares of common stock pursuant to settlement document with respect to Advance notices delivered to the Investor. On December 7, 2023, the Company issued additional 691,000 shares of common stock to the Investor pursuant to settlement document with respect to Advance notices delivered to the Investor.

Total aggregated net amount received as consideration for the sale of the shares amounted to $3,499,388. Total expenses associated with the SEPA I amounted to $358,801 and were recorded in the Company’s statement of operations under general and administrative expenses.

On December 22, 2023, the Company entered into an additional Standby Equity Purchase Agreement (the “SEPA II”) with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of common stock over the course of 36 months after the date of the SEPA II. The price of shares to be issued under the SEPA II is the same as the determination of the price under SEPA I.

The SEPA II will terminate automatically on the earlier of December 22, 2027 or when the Investor has purchased an aggregate of $20 million of the Company’s shares of common stock. The Company has the right to terminate the SEPA II upon five trading days’ prior written notice to the Investor.

In connection with and subject to the satisfaction of certain conditions set forth in the SEPA II, upon the request of the Company, the Investor will pre-advance to the Company up to $3,000,000 of the $20,000,000 commitment amount.

The Company paid a subsidiary of the Investor a structuring fee in the amount of $10,000 and on December 28, 2023, the Company issued 110,554 shares of common stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $254,274 based on the share price on the agreement date, which was recorded as prepaid expenses in other current assets during the year ended December 31, 2023.

22.	On July 27, 2023, the Company issued 223,008 shares of common stock to Yaaran pursuant to the terms of the Exchange Agreement described in note 6 above. The Company determined the value of the shares issued at $997,024 based on the share price on the agreement date, which was recorded as research and development expenses during the year ended December 31, 2023.

23.	On November 23, 2023, the Company entered into a consulting agreement with a consultant (see note 10(1)) pursuant to which the consultant will provide the Company with public relations services for a period of three months for a one-time fee in the amount of $4,500 and subject to the approval of the board of directors of the Company, $10,000 of restricted shares of the Company’s common stock, valued as of the date of the agreement, such shares to be issued in equal monthly installments. On December 7, 2023, the Company issued the first tranche of 1,755 shares of the Company’s common stock to the consultant. The Company determined the value of the shares issued and the services provided until December 31, 2023 at $4,176 and recorded share base compensation expenses.

24.	On December 20, 2023, the board approved the issuance of an equity grant to executive officers, directors and consultants of an aggregate of 301,284 shares of common stock. Such shares were issued on December 21, 2023. The Company estimated the value of the shares issued at $540,805 based on the share price of the date of the board approval and recorded $540,805 as share based compensation expenses during the year ended December 31, 2023. See also note 10(11).

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars)

NOTE 11 – STOCK OPTIONS

On October 18, 2018, the Company adopted the 2018 Share Incentive Plan (the “2018 Equity Incentive Plan”), pursuant to which the Company’s Board of Directors is authorized to grant options to purchase an aggregate of 27,211 shares of common stock of the Company. The purpose of the 2018 Equity Incentive Plan is to offer attract and retain the best available personnel, provide incentive to individuals who perform services for the Company and promote the success of the Company’s business.

On July 1, 2020, the Board approved an increase to the share option pool under the 2018 Equity Incentive Plan by 14,210 shares of common stock, such that after the increase the total number of shares of common stock issuable under the Plan is 41,421 shares of common stock.

On August 29, 2022, the Company adopted the 2022 Share Incentive Plan (the “2022 Share Incentive Plan”), pursuant to which the Company’s board of directors is authorized to grant options to purchase up to 142,858 shares of common stock. The purpose of the 2022 Share Incentive Plan is (1) to afford an incentive to service providers of the Company or any affiliate of the Company, which now exists or is hereafter is organized or acquired by the Company or its affiliates, to continue as service providers, (2) to increase their efforts on behalf of the Company or its affiliates and (3) to promote the success of the Company’s business, by providing such service providers with opportunities to acquire a proprietary interest in the Company through the issuance of shares or restricted shares of common stock, and by the grant of options to purchase shares, restricted share units and other share-based awards.

On July 31, 2023, the board of directors approved and on October 2, 2023, the Company’s stockholders approved an amendment to the Company’s 2022 Share Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2022 Share Incentive Plan by an additional 928,572 shares of common stock.

On December 20, 2023, the board of directors of the Company approved the issuance of an equity grant to executive officers, directors and consultants under the 2022 Share Incentive Plan of aggregate of 286,784 shares of common stock. See note10(24) above).

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	27,518	23.69
Granted	6,015	8.75
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 1, 2023	33,533	21.00
Granted	-	-
Exercised	-	-
Forfeited	(6,015)	8.75
Expired	-	-
Outstanding at December 31, 2023	27,518	23.69
Number of options exercisable at December 31, 2023	27,518	23.69

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 11 – STOCK OPTIONS (continue)

The aggregate intrinsic value of the awards outstanding as of December 31, 2023 and 2022 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $2.00 and $5.28 as of December 31, 2023 and 2022, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The fair value of options granted during 2022 was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2022
Dividend yield	0
Expected volatility (%) (*)	55.37-64.89%
Risk-free interest rate (%) (**)	3.46-3.48%
Expected term of options (years) (***)	5.31-6.31
Exercise price (US dollars)	7-10.5
Share price (US dollars)	20.09
Fair value (US dollars)	2.1-2.2

(*)	Due to the low trading volume of the Company’s common stock and lack of historical information, the expected volatility was based on the historical volatility of the share price of other public companies that operate in the same industry sector as the Company (agricultural chemical industry).

(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.

(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

The total fair value estimation of the non-cash compensation of the 2022 grant was approximately $90,665. On March 29, 2023, the board approved an amendment to a consulting agreement pursuant to which the consultant will receive 7,143 restricted shares of common stock under the Company’s 2022 Share Incentive Plan instead of options to purchase 6,015 shares of common stock. Expenses incurred in respect of stock-based compensation for employees and directors, for the year ended December 31, 2023 and 2022 were $23,700 and $84,171, respectively. The Group did not recognize an income tax benefit related to stock-based compensation as it is not recognized for tax purposes in Israel and a full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2023, there are 12,955 options available for future grants under the 2018 Equity Incentive Plan and 641,788 options available for future grants under the 2022 Share Incentive Plan

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 12 – WARRANTS

1.	On February 1, 2022, the Company entered into a letter agreement (the “Letter Agreement”) with a consultant pursuant to which the consultant will provide the Company with public relations, branding and other services as detailed in the Letter Agreement. As consideration for the services, the Company will issue the consultant, a warrant to purchase up to an aggregate of 11,058 shares of common stock, at an exercise price of $0.35 per share (the “February 2022 Warrant”). Shares subject to the warrant with vest and become exercisable as to 2,212 shares upon the later of (i) the date of the Letter Agreement or the approval of the Letter Agreement by the Board, and (ii) in four additional quarterly installments ending in February 2023.

The fair value of the February 2022 Warrant was determined based on the Company’s share price as of the date of the Letter Agreement using the Black-Scholes pricing model, assuming a risk-free rate of 1.35%, a volatility factor of 52.14%, dividend yields of 0% and an expected life of 0.75 years and was calculated at $332,859.

On July 28, 2022, the Company and the consultant entered into an amendment to the Letter Agreement pursuant to which no further shares other than 4,423 shares which were then vested will be issuable to the consultant. The consultant will be entitled to a per hour fee with a minimum aggregate compensation amounting to $30,600 for the six month period commencing on August 1, 2022.

During the year ended December 31, 2022, the Company recorded $138,692 as share based compensation expenses in respect of the February 2022 Warrant.

2.	On April 1, 2022, the Company entered into the April IR Agreement with a consultant for a period of 90 days (see note 10(5) above) pursuant to which the Company will issue a warrant (the “April Warrant”) to purchase 8,574 shares of common stock, of which (a) 2,858 shares will vest after 12 months with an exercise price of $56.00, (b) 2,858 shares will vest after 18 months with an exercise price of $66.50, and (c) 2,858 shares will vest after 24 months with an exercise price of $77.00. The fair value of the April Warrant was determined based on the Company’s share price as of the date of the April IR Agreement using the Black-Scholes pricing model, assuming a risk-free rate between 1.72% to 2.44%, a volatility factor between 52.14% to 63.36%, dividend yields of 0% and an expected life between 1 to 2 years and was calculated at $40,350.

On June 26, 2022, the Company amended the April IR Agreement (see note 10(5) above), pursuant to which the Company will engage the consultant for an additional period of 90 days commencing on July 1, 2022 and will issue warrants to purchase 5,716 shares of common stock, of which (a) 2,858 shares will vest after 6 months with an exercise price of $31.50, and (b) 2,858 shares will vest after 12 months with an exercise price of $42.00. The fair value of the warrants was determined based on the Company’s share price as of the date of the amendment using the Black-Scholes pricing model, assuming a risk-free rate between 2.52% to 2.79%, a volatility factor between 52.12% to 56.48%, dividend yields of 0% and an expected life between 0.5 to 1 years and was calculated at $7,009.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 13 – COST OF SALES

	Year ended December 31
	2023	2022

Salaries and related expenses	21,441	32,583
Materials	26,804	77,281
Vehicle maintenance	6,868	18,175
Travel expenses	-	4,115
Other expenses	65	26,159
	55,178	158,313

NOTE 14 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2023	2022

Salaries and related expenses	70,863	438,217
IPR&D	1,661,707	-
Share based compensation	-	3,024
Subcontractors	138,478	120,360
Depreciation	12,961	22,034
Travel expenses	-	229
Vehicle maintenance	14,598	30,887
Rent and asset management	14,093	35,556
Laboratory and field tests	1,889	89,717
Other expenses	23,645	30,802
	1,938,234	770,826

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 15 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2023	2022

Professional services	1,899,847	2,575,294
Salaries and related expenses	232,842	297,848
Share based compensation	2,562,259	934,188
Legal expenses	276,336	108,814
Insurance	245,482	473,650
Rent and office maintenance	15,380	50,361
Registration fees	261,622	233,350
Doubtful debt	40,494	-
Depreciation	8,195	8,114
Other expenses	33,386	35,290
	5,575,843	4,716,909

NOTE 16 – FINANCING INCOME, NET

	Year ended December 31
	2023	2022

Interest income	65,757	33,741
Currency exchange differences	(13,888)	14,857
Bank charges and other finance expenses, net	(5,358)	(8,797)
	46,511	39,801

NOTE 17 – INCOME TAX

A.	The Company is subject to the U.S. federal income tax rate of 21% plus state income tax rates which vary from state to state.

Income of the Israeli company is taxable at enacted tax rate of 23%.

The Company and Save Foods Ltd. have not received final tax assessments since their inception although the tax reports of the Company for the years through December 31, 2015 and of Save Foods Ltd for the years through December 31, 2017 are deemed to be final.

As of December 31, 2023 and 2022, the Company and subsidiaries have estimated carry forward losses for tax purposes of approximately $9,246,178 and $15,442,691, respectively, of which $770,787 can be offset against taxable income generated until 2027 and $18,792,218 can be offset against future taxable income, if any.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 17 – INCOME TAX (continue)

B.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the income tax rate applicable to the Company (federal tax rate) and the income tax expense reported in the financial statements:

	Year ended December 31
	2023	2022

Pretax loss	7,259,918	5,779,841
Federal tax rate	21%	21%
Income tax computed at the federal income tax rate	1,524,583	1,213,767
Non-deductible expenses	(382,463)	(1,506)
Share-based compensation	(27,242)	(19,359)
Differences in corporate income tax rates	67,845	52,813
Remeasurement of deferred taxes for foreign currency effects	98,655	(365,167)
Changes in valuation allowance	(1,281,378)	(880,548)
	-	-

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes and for carryforwards. Significant components of the Company’s deferred assets and liabilities are as follows:

	Year ended December 31
	2023	2022

Composition of deferred tax assets:

Employees and related institutions	3,581	6,927
Operating loss carry-forwards	5,493,516	4,378,800
Operating lease liabilities	10,669	24,328
Share-based compensation	182,212	182,212
Others	33,172	241,325
Total deferred tax assets	5,723,150	4,833,592

Composition of deferred tax liabilities:
Right-of-use asset	(12,697)	(27,894)
Total deferred tax liabilities	(12,697)	(27,894)
Net deferred tax assets	5,710,453	4,805,698

Valuation allowance	(5,710,453)	(4,805,698)
	-	-

The net change during the year ended December 31, 2023 in the total valuation allowance amounted to $904,755

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 18 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per common stock for the years ended December 31, 2023 and 2022, are as follows:

	Year ended December 31
	2022	2021
	Number of shares

Weighted average number of shares of common stock outstanding attributable to stockholders	1,200,608	528,776
Total weighted average number of shares of common stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	27,518	33,533

(*)	The effect of the inclusion of option in 2023 and 2022 is anti-dilutive.

NOTE 19 – RELATED PARTIES

A.	Transactions and balances with related parties

	Year ended December 31
	2023	2022

General and administrative expenses:
Directors compensation	716,456	419,057
Salaries and fees to officers	1,154,824	665,982
	(*)1,871,280	(*)1,085,039

(*) of which share based compensation	987,962	124,508

Research and development expenses:
Salaries and fees to officers	33,417	( *)276,738

(*) of which share based compensation	-	3,024

Selling and marketing expenses:
Salaries and fees to officers	33,417	( *)169,013

(*) of which share based compensation	-	3,024

B. Balances with related parties and officers:

Other accounts payables	139,117	103,497

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 19 – RELATED PARTIES (continue)

C.	Other information:

1.	On November 6, 2020, the Company entered into a consulting agreement with S.T Sporting (1996) Ltd., for the services of David Palach (the “CEO Consulting Agreement”). Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach provides services as chief executive officer. Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach was entitled to a monthly fee in the amount of $8,000 plus value added tax per month and a grant of options to purchase shares of our common stock, which amount will be determined by good faith negotiations by the board of directors on a future date.

On June 23, 2021, the board of directors approved updated compensation for Mr. Palach pursuant to which Mr. Palach is entitled to a monthly fee of $14,000 plus value added tax; reimbursement of expenses not exceeding $500 per month; a grant of an option to purchase shares of common stock representing 4.5% of the Company’s outstanding capital stock as of June 23, 2021; the immediate repayment of $8,000, representing debt payable to Mr. Palach that accrued from November 2020 until April 2021. In lieu of such option, the board of directors approved the issuance of 42,858 shares of common stock to Mr. Palach in March 2023.

On August 29, 2022, the monthly fee of Mr. Palach was reduced to $6,000.

Following the compensation committee’s recommendation of December 19, 2023, the board of directors approved a monthly fee increase of $1,000, starting January 1, 2024. On January 8, 2024, the Board approved a bonus of $15,000.

2.	On June 23, 2021, the Board approved the compensation of the Company’s Chairman of the Board, pursuant to which the Chairman of the Board will be entitled to a monthly fee of $5,000 and reimbursement of expenses of $500 per month. In addition, the Chairman of the Board shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

On August 29, 2022, the Board approved an increase of the monthly fee from $5,500 to $8,000 and a one-time bonus of $25,000.

Following the compensation committee’s recommendation of December 19, 2023, the board of directors approved a monthly fee increase of $1,000, starting January 1, 2024. On January 8, 2024 the Board approved bonus of $15,000.

3.	On June 23, 2021, the Board approved the compensation for each of members of the board, pursuant to which each member of the board will be entitled to an annual fee of NIS 100,000 (approximately $30,500). In addition, each member of the Board will receive a one-time grant of options to purchase shares of the Company representing 0.25% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined. On August 29, 2022, the Board approved, an increase in the quarterly fee of each member of the Board from NIS 25,000 (approximately $7,575) to $10,575. On December 20, 2023, the board approved the issuance of shares to directors in lieu of the grant of options.

4.	On April 18, 2022, Save Foods Ltd., entered into a consulting agreement with Shlomo Zakai CPA (“Consultant”) for, among other things, chief financial officer services to be provided to Save Foods Ltd. exclusively by Lital Barda. for a monthly base salary of NIS 25,000 to be paid for Ms. Barda’s services The agreement may be terminated by either party upon 30 days’ written notice or by Save Foods Ltd. upon the occurrence of certain events as set forth in the agreement. On January 8, 2024, the Board approved a bonus of $7,500 to Ms. Barda.

5.	On November 12, 2023, upon the recommendation of the nominating and corporate governance committee of the Board, Liat Sidi was appointed as a Class II Director to serve until the Company’s 2026 annual meeting of stockholders. Ms. Sidi was not appointed to serve on any committee of the board. The board of directors has determined that Ms. Sidi is independent and there are no family relationships between Ms. Sidi and any other director or executive officer of the Company.

6.	On December 20, 2023, Asaf Itzhaik was appointed to the board of directors of the Company to serve as a Class II director until the Company’s 2026 annual meeting of stockholders. Mr. Itzhaik was designated by Plantify as its representative on the board in accordance with the Securities Exchange Agreement, dated March 31, 2023, between the Company and Plantify, to replace Dr. Roy Borochov who resigned from the board on December 15, 2023. Dr. Borochov’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 20 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

During the year ended December 31, 2022, the Company had one reportable segment. As a result of the formation of a new subsidiary, in the reporting period (see note 6), the Company has two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) the N2O emissions Global warming solutions. The Pathogen prevention operating segment consists Save Food Ltd. and the Global warming solutions operating segment consist of NTWO OFF Ltd.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Pathogen prevention	Global warming solutions	Total
Year ended December 31, 2023
Revenues	263,445	-	263,445
Operating loss	(1,098,383)	(1,788,093)	(2,886,476)
Unallocated amounts:
Unallocated costs			(4,691,300)
Total operating loss			(7,577,776)
Financing income, net			46,511
Other income			984,940
Changes in fair value of an investment in an associate measured under the fair value option			(713,593)
Net loss			(7,259,918)

B.	Information on sales by geographic distribution:

Sales are attributed to geographic distribution based on the location of the customer.

	Year ended December 31
	2023	2022

United States	142,733	163,644
Mexico	109,824	154,425
Israel	9,869	29,998
Turkey	1,019	45,937
	263,445	394,004

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars, except share and per share data)

NOTE 20 – SEGMENT REPORTING (continue)

C.	Sales to single customers exceeding 10% of sales:

	Year ended December 31
	2023	2022

Customer A	142,733	163,644
Customer B	109,824	154,425
Customer C	-	45,937
	252,557	364,006

D.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of December 31, 2023 and 2022:

	Year ended December 31
	2023	2022

Israel	102,103	207,779
United States	21,046	11,990
	123,149	219,769

NOTE 21 – SUBSEQUENT EVENTS

On February 8, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”) in which it approved the issuance of 20% or more of its shares of common stock pursuant to the terms of the Purchase Agreement with the Investor describe above in note 10 (21). In addition, the stockholders approved an amendment to the Articles of Incorporation of the Company for the change of name of the Company’s name from “Save Foods, Inc.” to “N2OFF, Inc.”

On February 21, 2024, the Company’s Israeli subsidiary, Nitrousink, Ltd., changed its name to NTWO OFF Ltd.

On March 19, 2024, the Company changed its name from “Save Foods, Inc.” to “N2OFF, Inc.”

On March 13, 2023 and March 18, 2023, the Company issued 10,000 and 18,333 shares of common stock, respectively to the Investor pursuant to the terms of SEPA II.

On March 18, 2024, the Company issued 1,286 shares of common stock to a consultant for consulting services provided to the Company.

On March 18, 2024, the Company issued 3,508 shares of common stock to a consultant for consulting services provided to the Company.

