Form 10-Q
period 2024-03-31
N2OFF, Inc.
filed 2024-05-15
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 3,416,323 shares of common stock, par value $0.0001, outstanding.

N2OFF, Inc.

Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our customers require that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, we may not be able to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong the sales cycle;

●	commercial success of our new generation products, as well as any future products, and the degree of market acceptance by the packing house community as well as by other prospect markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	conditions in Israel, including the effect of recent attacks by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, on our operations and ability to manage and market our products, among other things, the direct effects of the war on the agriculture in Israel, which could indirectly lead to a decrease in revenues;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability or our contractors or service providers ability to comply with laws and regulations, to develop, market and sell our products or future products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Turkey, Egypt, South Africa, Brazil, and Israel, which might take longer than expected;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our ability to rapidly establish a global distributorship network in order to effectively market our products;

●	results of our early tests which may not be indicative of results in future tests and any planned or future tests which may lead to results sufficient for the necessary regulatory approvals;

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	our business and operations may be affected by climate change conditions, which could materially harm our financial results;

●	portfolio concentration;

●	international expansion of our business and operations;

●	information with respect to any other plans and strategies for our business;

●	NTWO OFF’s ability to evolve its business strategy;

●	NTWO OFF may become subject to environmental related claims, which could incur significant cost and time to comply;

●	NTWO OFF’s ability to obtain certain permits to operate its nitrous oxide business; and

●	NTWO OFF’s ability to successfully and timely develop its products.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

On March 19, 2024, we changed our name from “Save Foods, Inc.” to “N2OFF, Inc.”. Accordingly, all such references in this Quarterly Report have been changed to reflect our new name. In connection with such name change, on the same date, we changed our trading symbol from “SVFD” to “NITO”.

As used in this Quarterly Report and unless otherwise indicated, the terms “N2OFF,” “we,” “us,” “our,” or “our Company” refer to N2OFF, Inc., Save Foods Ltd., our 98.48% owned subsidiary, and NTWO OFF Ltd., our 60% owned subsidiary.

Unless noted otherwise, all references to the number of shares of common stock, stock option and per share information in this Quarterly Report reflect the Company’s 1:7 reverse stock split that became effective on October 5, 2023 (the “Reverse Stock Split”).

4

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2024

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2024

IN U.S. DOLLARS

6

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	3,490,095	4,447,003
Restricted cash	23,114	31,171
Accounts receivable, net of allowance for doubtful account of $57,804 and $64,031 as of March 31, 2024 and December 31, 2023, respectively.	146,079	107,007
Inventories	103,989	121,513
Prepaid expenses	601,452	719,389
Other current assets	57,417	39,538
Total Current assets	4,422,146	5,465,621
Right-of-use asset arising from operating lease	42,743	56,568
Property and equipment, net	61,455	66,581
Investment in nonconsolidated affiliate (Note 3)	1,739,404	1,655,461
Total assets	6,265,748	7,244,231
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	161,438	43,539
Other liabilities	399,147	734,933
Total current liabilities	560,585	778,472
Operating lease liabilities	5,255	7,181
Total liabilities	565,840	785,653
Stockholders’ Equity
Common stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of March 31, 2024 and December 31, 2023; issued and outstanding 2,988,617 and 2,955,490 shares as of March 31, 2024 and December 31, 2023, respectively.	299	296
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; issued and outstanding 0 shares as of March 31, 2024 and December 31, 2023.	-	-
Additional paid-in capital	35,929,908	35,866,223
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(30,129,799)	(29,360,235)
Total Company’s stockholders’ equity	5,774,133	6,480,009
Non-controlling interests	(74,225)	(21,431)
Total stockholders’ equity	5,699,908	6,458,578
Total liabilities and stockholders’ equity	6,265,748	7,244,231

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Three months ended
	March 31
	2024	2023

Revenues from sales of products	43,831	121,010
Cost of sales	(27,980)	(42,746)
Gross profit	15,851	78,264
Research and development expenses	(115,866)	(118,908)
Selling and marketing expenses	(57,248)	(69,146)
General and administrative expenses	(741,803)	(1,633,863)
Operating loss	(899,066)	(1,743,653)
Financing income, net	4,936	22,104
Other expenses, net (Note 4(1))	(12,171)	-
Changes in fair value of an investment in an associate measured under the fair value option (Note 3)	83,943	-
Net loss	(822,358)	(1,721,549)
Less: net loss attributable to non-controlling interests	52,794	7,871
Net loss attributable to the Company’s stockholders’ equity	(769,564)	(1,713,678)

Loss per share (basic and diluted)	(0.26)	(2.46)

Basic and diluted weighted average number of shares of Common Stock outstanding (*)	2,960,667	695,928

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2023	2,955,490	296	35,866,223	(26,275)	(29,360,235)	6,480,009	(21,431)	6,458,578

Issuance of shares for standby equity purchase agreement II	28,333	3	39,947	-	-	39,950	-	39,950
Issuance of shares to services providers	4,794	-	23,738	-	-	23,738	-	23,738
Comprehensive loss for the period	-	-	-	-	(769,564)	(769,564)	(52,794)	(822,358)
BALANCE AT MARCH 31, 2024	2,988,617	299	35,929,908	(26,275)	(30,129,799)	5,774,133	(74,225)	5,699,908

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2022	688,272	69	28,710,412	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

Issuance of shares to services providers	6,288	1	67,613	-	-	67,614	-	67,614
Share based compensation to employees and directors	-	-	691,019	-	-	691,019	201	691,220
Comprehensive loss for the period	-	-	-	-	(1,713,678)	(1,713,678)	(7,871)	(1,721,549)
BALANCE AT MARCH 31, 2023	694,560	70	29,469,044	(26,275)	(24,551,505)	4,891,334	(116,708)	4,774,626

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Three months ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(822,358)	(1,721,549)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5,126	12,414
Issuance of shares to employees and services providers	23,738	67,614
Share based compensation to employees and directors	-	691,220
Expenses from standby equity purchase agreement II (Note 4(1))	13,463	-
Change in fair value of investment in nonconsolidated affiliate	(83,943)	-
Exchange rate differences on operating leases	1,658	(431)
Increase in accounts receivable, net	(39,073)	(89,695)
Decrease (increase) in inventory	17,525	(8,397)
Decrease (increase) in prepaid expenses and other current assets	86,596	(15,976)
Increase (decrease) in accounts payable	115,298	(20,908)
Decrease in other liabilities	(323,900)	(18,663)
Decrease in operating lease expense	13,825	16,148
Change in operating lease liability	(15,471)	(17,566)
Net cash used in operating activities	(1,007,516)	(1,105,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from standby equity purchase agreement, net	39,950	-
Net cash provided by financing activities	39,950	-

Effect of exchange rate changes on cash and cash equivalents	2,601	(382)

DECREASE IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	(964,965)	(1,106,171)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,478,174	5,750,771

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	3,513,209	4,644,600

The accompanying notes are an integral part of the condensed consolidated interim financial statements

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

A.	Operations

N2OFF, Inc. (formerly Save Foods, Inc) (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware.

On November 6, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with N2OFF, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). The Reincorporation Merger was approved by the Company’s stockholders on October 2, 2023 and became effective on The Nasdaq Capital Market on November 10, 2023. Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued Company’s business as the surviving corporation. On February 8, 2024, the Company’s stockholders approved the Company’s name change to “N2OFF, Inc.” which became effective on The Nasdaq Capital Market on March 19, 2024.

On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd. including preferred and ordinary shares. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

On March 31, 2023, the Company entered into a securities exchange agreement with Plantify Foods, Inc. (“Plantify”), a Canadian corporation traded on the TSX Venture Exchange (“TSXV”), which focuses on the development and production of “clean-label” plant-based products - see Note 3 below for further information.

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd. and formed an Israeli subsidiary, NTWO OFF Ltd. (“NTWO OFF”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications (the Company, Save Foods Ltd. and NTWO OFF Ltd collectively, the “Group”)

The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “NITO”.

B.	Reverse stock split

On October 4, 2023, following the Company’s 2023 annual meeting of stockholders, the Company filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation in Delaware to effect a one for seven reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 5, 2023.

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

C.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $30 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the second quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management endeavors to secure sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on favorable terms, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations.

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

D.	Israel – Hamas war

Because most of the Company’s operations are conducted in Israel and all members of its board of directors, management, as well as a majority of its employees and consultants, including employees of its service providers, are located in Israel, its business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers in the southern part of the country. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in Lebanon and Syria. Recently, Iran has directly joined the hostilities against Israel by firing hundreds of drones, ballistic missiles and guided missiles to Israel causing further uncertainty in the region. While currently no damages were registered in Israel from such attack, the situation is developing and could lead to additional wars and hostilities in the Middle East. It is possible that the hostilities with Hezbollah will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that the Company’s facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, its ability to deliver or provide products and services in a timely manner to meet its contractual obligations towards customers and vendors could be materially and adversely affected.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continue)

Following the brutal attacks on Israel, the mobilization of army reserves and the government declaring a state of war in October 2023, there was a decrease in Israel’s economic and business activity. The security situation has led, among other things, to a disruption in the supply chain and production, a decrease in the volume of national transportation, and a shortage in manpower due to employees being called for active reserve duty as well as a rise in the exchange rate of foreign currencies in relation to the New Israel Shekel. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its business, operations and affairs. Although many of such military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Certain of its employees and consultants in Israel, in addition to employees of its service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas as well as the other pending or future armed conflicts in which Israel is or may become engaged, and such persons may be absent for an extended period of time.

Save Foods Ltd has experienced delays in pilots and packaging activities due to the war, as certain packing houses, have halted operations for the time being. Additionally, the Company anticipated engaging additional packing houses to conduct pilots with the Company’s product, but, due to the war, the Company was unable to continue pursuing new collaborations for these pilots, and the Company may not be able to resume any potential collaborations if the current war persists for an extended duration. The Company is unable to predict how long the current conflict will last, as well as the repercussions these delays will have on operations. If the Company is unable to renew pilots or collaborations with local packing houses, the Company’s financial results may be affected.

The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024, and 2023, changes in stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2023 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

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

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	627,704	-	-	627,704
Convertible loan	-	-	1,111,700	1,111,700
Total assets	627,704	-	1,111,700	1,739,404

The following table presents the changes in fair value of the level 1 assets for the period December 31, 2023 through March 31, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	641,561
Changes in fair value	(13,857)
Outstanding at March 31, 2024	627,704

The following table presents the changes in fair value of the level 3 assets for the period December 31, 2023 through March 31, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	1,013,900
Changes in fair value	97,800
Outstanding at March 31, 2024	1,111,700

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement with Plantify, pursuant to which each party agreed to issue to the other party 19.99% of its issued and outstanding capital stock (the “Securities Exchange”).

Upon the closing of the Securities Exchange on April 5, 2023, the Company issued 166,340 shares of the its Common Stock to Plantify, which amount represented 19.99% of its outstanding capital stock as of immediately prior to the closing (and 16.66% of the Company’s outstanding capital stock as of immediately following the closing), and Plantify issued 30,004,349 of its common shares to the Company representing 19.99% of Plantify’s outstanding capital stock as of immediately prior to the closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the closing).

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

On September 7, 2023, the Company purchased an additional 55,004,349 common shares of Plantify at a price of C$0.01 per common share (C$404,890), in a rights offering, resulting in an increase of approximately 7% of the Company’s ownership of the issued and outstanding common shares of Plantify. Following the additional acquisition, the Company owns 85,008,698 common shares of Plantify, representing approximately 23% of its issued and outstanding common shares.

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continue)

The fair value of the conversion feature loan was estimated using the Black-Scholes option pricing model with assistance of a third-party appraiser. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature as of March 31, 2024 and December 31, 2023:

Fair value of the conversion feature	March 31, 2024	December 31, 2023
Expected volatility (%)	148.9%	135.70%
Risk-free interest rate (%)	4.84%	5.08%
Expected dividend yield	0.0%	0.0%
Contractual term (years) (*)	0.5	0.25
Conversion price (Canadian dollars)	(US$0.07) C$0.10	(US$0.04) C$0.054
Underlying share price (Canadian dollars)	(US$0.01) C$0.01	(US$0.01) C$0.01
Fair value (U.S. dollars)	$1,500	$900

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

For the three months ended March 31, 2024, an unrealized gain of $83,943 was recorded in changes in fair value of an investment in an associate measured under the fair value option of comprehensive loss.

The following tables present Plantify’s summarized financial information.

Three months ended March 31, 2024

Revenue	160,000
Gross loss	(81,000)
Net loss	(689,000)

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – COMMON STOCK

1.	On December 22, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA II”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $20 million shares of common stock over the course of 36 months after the date of the SEPA II. The price of shares to be issued under the SEPA II will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s common stock for the three consecutive trading days commencing on the delivery of each advance notice by the Company. For additional information, see note 10(21) to the Company’s audited financial statements for the year ended December 31, 2023.

The SEPA II will terminate automatically on the earlier of January 1, 2027 or when the Investor has purchased an aggregate of $20 million of the Company’s shares of common stock. The Company has the right to terminate the SEPA II upon five trading days’ prior written notice to the Investor.

In connection with and subject to the satisfaction of certain conditions set forth in the SEPA II, upon the request of the Company, the Investor will pre-advance to the Company up to $3,000,000 of the $20,000,000 commitment amount (See also note 8 below).

The Company paid a subsidiary of the Investor a structuring fee in the amount of $10,000 and on December 28, 2023, the Company issued 110,554 shares of common stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $254,274 based on the share price on the agreement date, which was recorded as prepaid expenses in other current assets during the year ended December 31, 2023 and $13,463 were recorded during the three months ended March 31, 2024, to the statement of operations under other expenses.

During March 2024, the Company issued 10,000 shares and 18,333 shares of common stock, respectively, to the Investor pursuant to the terms of SEPA II in consideration of $39,950.

2.	On October 26, 2022, pursuant to an investor relations consulting agreement, the Company’s Board approved the quarterly issuances of 1,286 shares of Common Stock to a consultant beginning in the first quarter of 2023. On March 18, 2024, the Company issued 1,286 shares of common stock to a consultant for consulting services provided to the Company. The shares were estimated at $17,914 based on the share price of the common stock on October 26, 2022.

3.	On March 18, 2024, the Company issued 3,508 shares of common stock to a consultant for consulting services provided to the Company. The Company determined the value of the shares and the services provided at $5,824 and recorded share based compensation expenses.

4.	During the three months ended March 31, 2024, the Company recorded share based compensation expenses in General and Administrative expenses in the amount of $115,814 related to shares issued by the Company to service providers during the year ended December 31, 2023.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 5 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	27,518	23.69
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2024	27,518	23.69
Number of options exercisable at March 31, 2024	27,518	23.69

The aggregate intrinsic value of the awards outstanding as of March 31, 2024 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $1.29 as of March 31, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the three months ended March 31, 2024 and 2023 were $0 and $8,460, respectively.

NOTE 6 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2024	2023
General and administrative expenses:
Directors’ compensation	85,571	98,773
Salaries and fees to officers	127,789	137,802
	213,360	(*)236,575
(*) of which share based compensation	-	8,460
Research and development expenses:
Salaries and fees to officers	-	23,544
Selling and marketing expenses:
Salaries and fees to officers	-	23,544

B.	Balances with related parties and officers:

Other accounts payables	94,442	119,793

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 7 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

The Company has two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) N2O emissions global warming solutions. The Pathogen prevention operating segment consists of Save Foods Ltd. and the global warming solutions operating segment consists of NTWO OFF Ltd.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Pathogen prevention/ prolong shelf life	Global warming solutions	Total
Three months ended March 31, 2024
Revenues	43,831	-	43,831
Operating loss	(190,783)	(117,939)	(308,722)
Unallocated amounts:
Unallocated costs			(590,344)
Total operating loss			(899,066)
Financing income, net			4,936
Other expenses			(12,171)
Changes in fair value of an investment in an associate measured under the fair value option			83,943
Net loss			(822,358)

B.	Information on sales by geographic distribution:

Sales are attributed to geographic distribution based on the location of the customer.

	Three months ended March 31,
	2024	2023

Israel	4,856	5,221
United States	38,975	41,554
Mexico	-	73,215
Turkey	-	1,020
	43,831	121,010

C.	Sales to single customers exceeding 10% of sales (US$):

	Three months ended March 31,
	2024	2023

Customer A	38,975	41,554
Customer B	-	73,216
Customer C	4,856	-
	43,831	114,770

D.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023

Israel	85,116	180,989
United States	19,082	10,218
	104,198	191,207

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 8 – SUBSEQUENT EVENTS

1.	On April 2, 2024, the Company entered into a binding term sheet with Plantify for a credit facility pursuant to which Plantify may borrow from the Company up to $250,000 at an interest rate of 8% per annum (the “Credit Facility”) for one year.

Amounts borrowed from time to time must be repaid within twelve months and any amounts outstanding as of the end of the term must be repaid within ninety days.

During April 2024, Plantify borrowed $106,000 under the Credit Facility.

2.	On April 4, 2024, the Company, sold a $1,500,000 promissory note (the “Note”) to the Investor pursuant to the terms of SEPA II (See note 4(1) above) in exchange for proceeds of $1,455,000, reflecting an original issue discount of 3% to face value of the Note.

The Note bears interest at a rate of 8% per annum and matures April 4, 2025. Commencing June 3, 2024, and every 30 days thereafter, the Company is required to pay $150,000, together with accrued and unpaid interest on the then outstanding principal. All payments under the Note may be made either (i) in cash or (ii) by notice of an advance of shares to be issued and sold to the Investor pursuant to the SEPA II, or any combination of (i) or (ii) as determined by the Company. The entire remaining principal balance and unpaid interest amount of the Note becomes due and payable in full at maturity.

The Note sets forth certain events of default, including a breach by the Company of another agreement with the Investor, the failure of the securities of the Company to remain listed on the Nasdaq and the failure of the Company to timely file periodic reports with the SEC. Upon the occurrence of an event of default, interest will accrue at a default rate of 18% per annum and the Note will become immediately due and payable, together with all costs, legal fees and expenses of collection through the date of full repayment.

3.	On May 8, 2024, the Company issued 30,000 shares of common stock to a consultant, for services provided to the Company pursuant to an amendment of a consulting agreement, dated November 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed below.

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

We operate through our two majority-owned Israeli subsidiaries, Save Foods Ltd., which focuses on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life, and NTWO OFF Ltd., formerly known as Nitrousink Ltd. (“NTWO OFF”), which offers a pioneering solution to mitigate N₂O (nitrous oxide) emissions, a potent greenhouse gas with 265 times the global warming impact of carbon dioxide. Through NTWO OFF we aim to promote agricultural practices that are both environmentally friendly and economically viable and to become a global leader in this field by collaborating with or acquiring other companies that create innovative solutions and tools to solve other aspects of global warming’s impact of carbon dioxide. In addition, we currently own approximately 23% of Plantify Foods Inc. (“Plantify”), a Canadian-based food tech company focused on the development and production of clean-label, plant-based food products.

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

 Recent Developments

Stockholders’ Meeting

At a special meeting of our stockholders held on February 8, 2024, our stockholders approved (i) a name change of our company to N2OFF, Inc., which our board of directors believes may better reflect future business expansion, including solutions to mitigate N₂0 emissions; and (ii) the issuance of 20% or more of our shares of common stock pursuant to the terms of the Purchase Agreement with the Investor as required by Nasdaq Marketplace Rule 5635(d). Our name change to N2OFF, Inc. and our symbol change to NITO, became effective as of March 19, 2024.

Subsidiary Name Change

On February 21, 2024, we received approval from The Registrar of Companies in Israel to change the name of our subsidiary, Nitrousink Ltd., to NTWO OFF Ltd.

Plantify Credit Facility

On April 2, 2024, the Company entered into a binding term sheet with Plantify for a credit facility pursuant to which Plantify may borrow from the Company up to $250,000 at an interest rate of 8% per annum (the “Credit Facility”) for one year.

Amounts borrowed from time to time must be repaid within twelve months and any amounts outstanding as of the end of the term must be repaid within ninety days.

During April 2024, Plantify borrowed $106,000 under the Credit Facility.

Note Issuance

On April 4, 2024, the Company, sold a $1,500,000 promissory note (the “Note”) to YA II PN, Ltd. (the “Investor”) in exchange for proceeds of $1,455,000, reflecting an original issue discount of 3% to face value. The Note was issued pursuant to the terms of the Standby Equity Purchase Agreement, dated as of December 22, 2023, between the Company and the Investor (the “Purchase Agreement”). The terms of the Purchase Agreement were previously reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 26, 2023.

The Note bears interest at a rate of 8% per annum and matures April 4, 2025. Commencing June 3, 2024 and every 30 days thereafter, the Company is required to pay $150,000, together with accrued and unpaid interest on the then outstanding principal. Said payment can be made either (i) in cash or (ii) by submitting notice of an advance of shares to be issued and sold to the Investor pursuant to the Purchase Agreement, or any combination of (i) or (ii) as determined by the Company. The entire remaining principal balance and unpaid interest amount of the Note becomes due and payable in full at maturity.

The Note sets forth certain events of default, including a breach by the Company of another agreement with the Investor, the failure of the securities of the Company to remain listed on the Nasdaq and the failure of the Company to timely file periodic reports with the SEC. Upon the occurrence of an event of default, interest will accrue at a default rate of 18% per annum and the Note will become immediately due and payable, together with all costs, legal fees, and expenses of collection through the date of full repayment.

Results of Operations

Components of Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of the sale of products and our cost of revenues consists of cost of products.

The following table sets forth our revenues and costs of revenues:

	Three Months Ended March 31,
U.S. dollars in thousands	2024	2023

Revenues from sales of products	43,831	121,010
Cost of sales	(27,980)	(42,746)
Gross profit	15,851	78,264

Operating Expenses

Our operating expenses consist of three components — research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2024	2023
Salaries and related expenses	-	74,631
Professional fees	113,283	23,234
Laboratory and field tests	-	761
Depreciation	532	4,509
Other expenses	2,051	15,773
Total	115,866	118,908

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees, transport and storage and other expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2024	2023
Salaries and related expenses	24,750	38,932
Professional fees	2,500	8,711
Commissions	-	9,204
Travel expenses	5,954	3,901
Transport and storage	16,049	5,788
Other expenses	7,995	2,610
Total	57,248	69,146

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2024	2023
Professional services	492,143	564,043
Share based compensation	139,552	798,519
Salaries and related expenses	40,370	78,496
Insurance	42,619	84,096
Other expenses	27,119	108,709
Total	741,803	1,633,863

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenues

Revenues for the three months ended March 31, 2024 were $43,831, a decrease of $77,179 or 64%, compared to $121,010 during the three months ended March 31, 2023. The decrease is mainly a result of a decrease in our sales in Mexico.

We do not have backlogs or firm commitments from our customers for our products. Our sales may deteriorate if we fail to achieve commercial success or obtain regulatory approval of any of our products.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the three months ended March 31, 2024 was $27,980, a decrease of $14,766, or 35%, compared to cost of revenues of $42,746 for the three months ended March 31, 2023. The decrease is mainly a result of a decrease in our revenues.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $15,851, a decrease of $62,413, or 80%, compared to a gross profit of $78,264 for the three months ended March 31, 2023. The decrease is mainly a result of the decrease in revenues.

Research and Development Expenses

Research and development expenses consist of consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended March 31, 2024 were $115,866, a decrease of $3,042, or 3%, compared to research and development expenses of $118,908 for the three months ended March 31, 2023. The decrease is mainly attributable to a decrease in salaries and related expenses as a result of the implementation of certain cost reduction measures in light of prevailing macroeconomic conditions and certain results of our operations relating to Save Foods Ltd., which were offset by an increase in professional fees associated with NTWO OFF Ltd.’s activities. Cost reduction measures included the reduction of Save Foods Ltd.’s research and development budget, and the shift of our focus to the commercialization of its solutions with an emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended March 31, 2024 were $57,248, a decrease of $11,898, or 17%, compared to total selling and marketing expenses of $69,146 for the three months ended March 31, 2023. The decrease is mainly attributable to the decrease in salaries, commissions and related costs and other professional fees associated with our sales, resulting from a reduction in personnel following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries and related expenses, including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses, directors fees and insurance costs. General and administrative expenses for the three months ended March 31, 2024 were $741,803, a decrease of $892,060, or 55%, compared to general and administrative expenses of $1,633,863 for the three months ended March 31, 2023. The decrease is mainly a result of the decrease in share-based compensation, professional services, insurance costs and in franchise tax related to the Company’s reincorporation in Nevada from Delaware.

Financing Income, Net

Financing income, net for the three months ended March 31, 2024 was $4,936, a decrease of $17,168, or 78%, compared to financing income, net of $22,104 for the three months ended March 31, 2023. The decrease is mainly a result of a decrease in interest income on our cash balances.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended March 31, 2024 was $822,358, compared to $1,721,549 for the three months ended March 31, 2023, a decrease of $899,191, or 52%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2024, we have funded our operations, principally with the issuance of equity and debt.

As of March 31, 2024, we had cash and cash equivalents of $3,490,095, as compared to $4,595,838 as of March 31, 2023. As of March 31, 2024, we had a working capital of $3,861,561, as compared to $4,608,254 as of March 31, 2023. The decrease in our cash balance is mainly attributable to cash used in operations.

On August 18, 2022, we issued an aggregate of 228,572 shares of common stock at a public offering price of $21.00 per share in an underwritten offering for gross proceeds of approximately $4,800,000. In connection therewith, we granted the underwriter a 45-day option to purchase up to 34,286 additional shares of common stock at the public offering price of $21.00 per share, less underwriting discounts and commissions solely to cover over-allotments and issued ThinkEquity LLC a five-year warrant to purchase up to 11,429 shares of common stock, at a per share exercise price equal to 125% of the offering price per share of common stock.

On July 23, 2023, we entered into a standby equity purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 shares of our common stock for 40 months from the date of the purchase agreement at a price per share equal to 94% of the lowest volume-weighted average price (“VWAP”) of the common stock for the three days prior to the delivery of each advance notice from us, subject to certain limitations, including that (i) the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock. In December 2023, we raised an aggregate of $3,500,000 under the standby equity purchase agreement.

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. As of May 15, 2024, we have sold 426,039 shares of common stock at an average purchase price of $1.35 to the Investor.

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

The table below presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	(1,007,516)	(1,105,789)

Net cash provided by financing activities	39,950	-

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,601	(382)

Decrease in cash and cash equivalents	(964,965)	(1,106,171)

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $30 million, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We believe that our existing capital resources will be sufficient to support our operating plan through the second quarter of 2025; however, there can be no assurance of this. We will need to raise additional capital to support our growth through the issuance of debt, equity, or a combination thereof. There can be no assurance that we will be successful in raising additional capital on favorable terms, or at all.

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or we may issue securities with rights, preferences or privileges senior to our common stock. If we issue debt securities, there may be negative covenants which may restrict the Company’s activities. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements included in this Quarterly Report do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Operating Activities

Net cash used in operating activities was $1,007,516 for the three months ended March 31, 2024, as compared to $1,105,789 for the three months ended March 31, 2023. The decrease is mainly attributable to a decrease in our net loss of $899,191, and an increase in accounts payable and prepaid expenses and other current assets offset by a decrease in other liabilities.

Financing Activities

Net cash provided by financing activities was $39,950 for the three months ended March 31, 2024, as compared to net cash provided by financing activities of $0 for the three months ended March 31, 2023. The increase is    the result of proceeds from the standby equity purchase agreement with YA II PN, Ltd. (the “Investor”) entered into on December 22, 2023.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Except as set forth below, there were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On March 18, 2024, we issued 1,286 shares of common stock to a consultant for investor relations services provided to us.

On March 18, 2024, we issued 3,508 shares of common stock to a consultant for services provided to us.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	N2OFF, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Lital Barda
	Name:	Chief Financial Officer
	Title:	(Principal Financial and Accounting Officer)

