Form 10-Q
period 2024-06-30
N2OFF, Inc.
filed 2024-08-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 4,162,383 shares of common stock, par value $0.0001 outstanding.

N2OFF, Inc.

Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our customers’ requirements that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, our ability to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong the sales cycle;

●	commercial success of our new generation products, as well as any future products, and the degree of market acceptance by the packing house community as well as by other prospective markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	conditions in Israel, including the ongoing war between Israel and Hamas, and other conflicts in the region, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability or our contractors or service providers’ ability to comply with laws and regulations to develop, market and sell our products or future products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Egypt, Brazil, and Israel;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our ability to rapidly establish a global distributorship network in order to effectively market our products;

●	results of our tests which may not be indicative of results in future tests and any planned or future tests which may lead to results sufficient for the necessary regulatory approvals;

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

Unless noted otherwise, all references to the number of shares of common stock, stock option and per share information in this Quarterly Report reflect the 1:7 reverse stock split of our common stock that became effective on October 5, 2023.

4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2024

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2024

IN U.S. DOLLARS

6

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	4,467,529	4,447,003
Restricted cash	22,737	31,171
Accounts receivable, net of allowance for doubtful account of $56,954 and $64,031 as of June 30, 2024 and December 31, 2023, respectively.	157,963	107,007
Inventory	106,342	121,513
Prepaid expenses	653,358	719,389
Other current assets	55,798	39,538
Total Current assets	5,463,727	5,465,621

Right-of-use asset arising from operating lease	28,756	56,568

Property and equipment, net	56,102	66,581

Investment in nonconsolidated affiliate (Note 3)	1,931,129	1,655,461

Total assets	7,479,714	7,244,231

Liabilities and Shareholders’ Equity
Current Liabilities
Short term loan (Note 5(1))	1,200,000	-
Accounts payable	24,973	43,539
Other liabilities	365,762	734,933
Total current liabilities	1,590,735	778,472

Operating lease liabilities	3,305	7,181

Total liabilities	1,594,040	785,653

Stockholders’ Equity
Common stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of June 30, 2024 and December 31, 2023; issued and outstanding 4,161,097 and 2,955,490 shares as of June 30, 2024 and December 31, 2023, respectively.	416	296
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Additional paid-in capital	36,915,699	35,866,223
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(30,917,247)	(29,360,235)
Total Company’s stockholders’ equity	5,972,593	6,480,009
Non-controlling interests	(86,919)	(21,431)
Total stockholders’ equity	5,885,674	6,458,578
Total liabilities and stockholders’ equity	7,479,714	7,244,231

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2024	2023	2024	2023

Revenues from sales of products	60,377	157,618	16,546	36,608
Cost of sales	(33,762)	(69,753)	(5,782)	(27,007)
Gross profit	26,615	87,865	10,764	9,601
Research and development expenses	(127,556)	(135,765)	(11,690)	(16,857)
Selling and marketing expenses	(114,279)	(157,921)	(57,031)	(88,775)
General and administrative expenses	(1,550,054)	(2,378,151)	(808,251)	(744,287)
Operating loss	(1,765,274)	(2,583,972)	(866,208)	(840,318)
Financing income (expenses), net	(76,119)	33,087	(81,055)	10,982
Other income, net (Note 5(1))	105,225	12,294	117,396	12,294
Changes in fair value of an investment in an associate measured under the fair value option (Note 3)	113,668	102,107	29,725	102,107
Net loss	(1,622,500)	(2,436,484)	(800,142)	(714,935)
Less: net loss attributable to non-controlling interests	65,488	13,301	12,694	5,430
Net loss attributable to the Company’s stockholders’ equity	(1,557,012)	(2,423,183)	(787,448)	(709,505)

Loss per share (basic and diluted)	(0.49)	(2.8)	(0.23)	(0.69)

Basic and diluted weighted average number of shares of Common Stock outstanding (*)	3,184,772	862,399	3,408,878	1,027,040

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2023	2,955,490	296	35,866,223	(26,275)	(29,360,235)	6,480,009	(21,431)	6,458,578

Issuance of shares for standby equity purchase agreement II	28,333	3	39,947	-	-	39,950	-	39,950
Issuance of shares to services providers	4,794	-	23,738	-	-	23,738	-	23,738
Comprehensive loss for the period	-	-	-	-	(769,564)	(769,564)	(52,794)	(822,358)
BALANCE AT MARCH 31, 2024	2,988,617	299	35,929,908	(26,275)	(30,129,799)	5,774,133	(74,225)	5,699,908

Issuance of shares for standby equity purchase agreement II	1,142,480	114	936,980	-	-	937,094	-	937,094
Issuance of shares to services providers	30,000	3	48,811	-	-	48,814	-	48,814
Comprehensive loss for the period	-	-	-	-	(787,448)	(787,448)	(12,694)	(800,142)
BALANCE AT JUNE 30, 2024	4,161,097	416	36,915,699	(26,275)	(30,917,247)	5,972,593	(86,919)	5,885,674

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2022	688,272	69	28,710,412	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

Issuance of shares to services providers	6,288	1	67,613	-	-	67,614	-	67,614
Share based compensation to employees and directors	142,860	14	691,005	-	-	691,019	201	691,220
Comprehensive loss for the period	-	-	-	-	(1,713,678)	(1,713,678)	(7,871)	(1,721,549)
BALANCE AT MARCH 31, 2023	837,420	84	29,469,030	(26,275)	(24,551,505)	4,891,334	(116,708)	4,774,626

Issuance of shares for exchange agreement	166,340	17	826,688	-	-	826,705	-	826,705
Issuance of shares to services providers	135,926	14	670,226	-	-	670,240	-	670,240
Share based compensation to employees and directors	-	-	5,699	-	-	5,699	88	5,787
Comprehensive loss for the period	-	-	-	-	(709,505)	(709,505)	(5,430)	(714,935)
BALANCE AT JUNE 30, 2023	1,139,686	115	30,971,643	(26,275)	(25,261,010)	5,684,473	(122,050)	5,562,423

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Six months ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(1,622,500)	(2,436,484)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	10,177	23,215
Issuance of shares to employees and services providers	72,552	868,825
Share based compensation to employees and directors	-	14,247
Loss (gain) from sales of property and equipment	188	(12,294)
Gain from standby equity purchase agreement II (Note 5(1))	(105,413)	-
Expenses from standby equity purchase agreement II and promissory note (Note 5(1))	109,754	-
Change in fair value of investment in nonconsolidated affiliate	(113,668)	(102,107)
Exchange rate differences on operating leases	3,631	201
Decrease (increase) in accounts receivable, net	(50,956)	83,076
Decrease (increase) in inventory	15,171	(9,996)
Decrease in prepaid expenses and other current assets	13,620	61,725
Decrease in accounts payable	(21,158)	(27,595)
Decrease in other liabilities	(345,573)	(94,395)
Decrease in operating lease expense	27,812	32,460
Change in operating lease liability	(31,105)	(35,296)
Net cash used in operating activities	(2,037,468)	(1,634,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	(162,000)	(1,124,458)
Proceeds from sales of property and equipment	114	22,789
Net cash used in investing activities	(161,886)	(1,101,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	1,455,000	-
Repayments of promissory note	(328,603)	-
Proceeds from standby equity purchase agreement, net	1,082,457	-
Net cash provided by financing activities	2,208,854	-

Effect of exchange rate changes on cash and cash equivalents	2,592	2,719

INCREASE (DECREASE) IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	12,092	(2,733,368)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,478,174	5,750,771

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	4,490,266	3,017,403

Supplemental disclosure of cash flow information:
Non cash transactions:
Investment in nonconsolidated affiliate (see Note 3)	-	826,705
Issuance of shares for future services	-	551,790

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

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd. and formed an Israeli subsidiary, NTWO OFF Ltd. (“NTWO OFF”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications (the Company, Save Foods Ltd. and NTWO OFF Ltd collectively, the “Group”).

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

NOTE 1 – GENERAL (continued)

C.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $31 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the first quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers in the southern part of the country. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in Lebanon and Syria. Recently, Iran has directly joined the hostilities against Israel by firing hundreds of drones, ballistic missiles and guided missiles to Israel causing further uncertainty in the region. While currently no damages were registered in Israel from such attack, the situation is developing and could lead to additional wars and hostilities in the Middle East. It is possible that the hostilities with Hezbollah and Iran will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that the Company’s facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, its ability to deliver or provide products and services in a timely manner to meet its contractual obligations towards customers and vendors could be materially and adversely affected.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

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

Save Foods Ltd. has experienced delays in pilots and packaging activities due to the war, as certain packing houses, have halted operations for the time being. Additionally, the Company anticipated engaging additional packing houses to conduct pilots with the Company’s product, but, due to the war, the Company was unable to continue pursuing new collaborations for these pilots, and the Company may not be able to resume any potential collaborations if the current war persists for an extended duration. The Company is unable to predict how long the current conflict will last, as well as the repercussions these delays will have on operations. If the Company is unable to renew pilots or collaborations with local packing houses, the Company’s financial results may be affected.

Plantify has facilities in Kibbutz Gonen, which is located in an area in northern Israel that has been affected by ongoing hostilities with Hezbollah in Lebanon, as part of the ongoing Israel – Hamas war. Due to the continuous drone attacks, missile strikes and shootings in the region, the area has been almost completely evacuated of civilians. Plantify has reduced its operations in the facility in Kibbutz Gonen and may not be able to resume its regular activities, including its ability to deliver products to customers in a timely manner, if the hostilities persist for an extended period.

If Plantify is unable to repay each of the debenture and amounts borrowed under the credit facility it would make us a creditor of Plantify.

The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2024, and its results of operations for the six months ended June 30, 2024, and 2023, changes in stockholders’ equity for the six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2023 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

N2OFF, INC.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	621,329	-	-	621,329
Credit Facility	-	-	145,300	145,300
Convertible loan	-	-	1,164,500	1,164,500
Total assets	621,329	-	1,309,800	1,931,129

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	641,561	-	-	641,561
Convertible loan	-	-	1,013,900	1,013,900
Total assets	641,561	-	1,013,900	1,655,461

The following table presents the changes in fair value of the level 1 assets for the period December 31, 2023 through June 30, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	641,561
Changes in fair value	(20,232)
Outstanding at June 30, 2024	621,329

The following table presents the changes in fair value of the level 3 assets for the period December 31, 2023 through June 30, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	1,013,900
Credit facility to Plantify	162,000
Changes in fair value	133,900
Outstanding at June 30, 2024	1,309,800

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continued)

Fair value of the conversion feature as of June 30, 2024 and December 31, 2023:

Fair value of the conversion feature	June 30, 2024	December 31, 2023
Expected volatility (%)	158.7%	135.70%
Risk-free interest rate (%)	4.63%	5.08%
Expected dividend yield	0.0%	0.0%
Contractual term (years) (*)	0.25	0.25
Conversion price (Canadian dollars)	(US$0.07) C$0.10	(US$0.04) C$0.054
Underlying share price (Canadian dollars)	(US$0.01) C$0.01	(US$0.01) C$0.01
Fair value (U.S. dollars)	$100	$900

The significant observable inputs used in the fair value measurement of the conversion feature are mainly the expected volatility and risk free interest rate. Significant changes in any of those inputs in isolation would have resulted in a change in the fair value measurement.

The fair value of the debt component of the Debenture was estimated with the assistance of a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the potential risk factor of the debt investment in Plantify, at 24.7% and was calculated at 1,164,400.

For the six and three months ended June 30, 2024, an unrealized gain of $130,368 and $46,425, respectively was recorded in changes in fair value of an investment in an associate measured under the fair value option of comprehensive loss.

On April 2, 2024, the Board of Directors of the Company approved a binding term sheet for a credit facility of up to $250,000 and bearing interest at a rate of 8% per annum (the “Credit Facility”) to Plantify. The Credit Facility will be provided for a term beginning April 2, 2024 and ending April 1, 2025, unless earlier terminated by the Company following an Event of Default, as defined in the Credit Facility.

Subject to the provisions of this Credit Facility, Plantify may drawdown up to $250,000, at any time and from time to time during the term. Each loan must be repaid by Plantify within twelve months provided any outstanding amounts as of the end of the term must be repaid within ninety days. As of June 30, 2024, Plantify borrowed $162,000 under the Credit Facility.

The following tables present Plantify’s summarized financial information.

	Six months ended June 30, 2024	Three months ended June 30, 2024

Revenue	327,000	167,000
Gross loss	(123,000)	(43,000)
Net loss	(1,553,000)	(864,000)

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – LOAN AGREEMENT

On June 30, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Solterra Renewable Energy Ltd. (“Solterra”) and certain other lenders (collectively, the “Lenders”) pursuant to which the Lenders committed to loan Solterra the aggregate principal amount of € 500,000 (approximately $541,541) (€ 375,000 (approximately $406,156) of which was committed by the Company) with interest accruing on the principal at the rate of 7% per annum, to be paid annually beginning June 30, 2025. On July 8, 2024, the Company paid €375,000 (approximately $406,156) see also note 9 below.

NOTE 5 – COMMON STOCK

1.	On December 22, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA II”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $20 million shares of common stock over 36 months after the date of the SEPA II. The price of shares to be issued under the SEPA II will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s common stock for the three consecutive trading days commencing on the delivery of each advance notice by the Company. For additional information, see note 10(21) to the Company’s audited financial statements for the year ended December 31, 2023.

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

The Company paid a subsidiary of the Investor a structuring fee in the amount of $10,000 and on December 28, 2023, the Company issued 110,554 shares of common stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $254,274 based on the share price on the agreement date, which was recorded as prepaid expenses in other current assets during the year ended December 31, 2023 and $34,783 was recorded in the statement of operations under financing expenses for the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company issued 1,170,813 shares of common stock, to the Investor pursuant to the terms of SEPA II valued at $977,044 for gross consideration of $1,082,457.

On April 4, 2024, the Company, sold a $1,500,000 promissory note (the “Note”) to the Investor pursuant to the terms of SEPA II in exchange for proceeds of $1,455,000, reflecting an original issue discount of 3% to face value of the Note.

The Note bears interest at a rate of 8% per annum and matures April 4, 2025. Commencing June 3, 2024, and every 30 days thereafter, the Company is required to pay $150,000, together with accrued and unpaid interest on the then outstanding principal. Payments under the Note can be made either (i) in cash or (ii) by submitting notice of an advance of shares to be issued and sold to the Investor pursuant to the SEPA II, or any combination of (i) or (ii) as determined by the Company. The entire remaining principal balance and unpaid interest amount of the Note becomes due and payable in full at maturity. The Company determined that the Note is accounted for as a liability in accordance with ASC 470 “Debt”.

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

2.	On October 26, 2022, pursuant to an investor relations consulting agreement, the Company’s Board of Directors approved the quarterly issuances of 1,286 shares of common stock to a consultant beginning in the first quarter of 2023. On March 18, 2024, the Company issued 1,286 shares of common stock to a consultant for consulting services provided to the Company. The shares were estimated at $17,914 based on the share price of the common stock on October 26, 2022. On July 25, 2024, the Company issued to a consultant additional 1,286 shares of common stock - see also note 9 below.

3.	On March 18, 2024, the Company issued 3,508 shares of common stock to a consultant for consulting services provided to the Company pursuant to a consulting agreement dated on November 23, 2023. The Company determined the value of the shares and the services provided at $5,824 and recorded share based compensation expenses.

4.	On May 8, 2024 the Company issued 30,000 shares of common stock to a consultant, for services provided to the Company pursuant to an amendment of a consulting agreement, dated November 15, 2023. The shares were estimated at $30,900 based on the share price of the common stock on May 8, 2024.

5.	During the six months ended June 30, 2024, the Company recorded share based compensation expenses in General and Administrative expenses in the amount of $187,935 related to shares issued by the Company to service providers during the year ended December 31, 2023.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 6 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	27,518	23.69
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2024	27,518	23.69
Number of options exercisable at June 30, 2024	27,518	23.69

The aggregate intrinsic value of the awards outstanding as of June 30, 2024 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.48 as of June 30, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the six months ended June 30, 2024 and 2023 were $0 and $14,247, respectively and $0 and $5,787, for the three months ended June 30, 2024 and 2023, respectively.

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30,
	2024	2023

General and administrative expenses:
Directors’ compensation	170,275	192,789
Salaries and fees to officers	237,271	245,241
	407,546	(*) 438,030

(*) of which share based compensation	-	19,389

Research and development expenses:
Salaries and fees to officers	-	33,883

Selling and marketing expenses:
Salaries and fees to officers	-	33,883

B.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2024	2023

Other accounts payables	85,751	139,117

C.	The Company’s chairman of the board of directors is also a shareholder and director of AI Conversation Systems Ltd., an Israeli company which merged with Solterra. See also Notes 4 and 9.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 8 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

The Company has two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) the N2O emissions Global warming solutions. The Pathogen prevention operating segment consists of Save Food Ltd. and the Global warming solutions operating segment consists of NTWO OFF Ltd.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Pathogen prevention	Global warming solutions	Total
Six months ended June 30, 2024
Revenues	60,377	-	60,377
Operating loss	(474,561)	(136,750)	(611,311)
Unallocated amounts:
Unallocated costs			(1,153,963)
Total operating loss			(1,765,274)
Financing expenses, net			(76,119)
Other income			105,225
Changes in fair value of an investment in an associate measured under the fair value option			113,668
Net loss			(1,622,500)

	Pathogen prevention	Global warming solutions	Total
Three months ended June 30, 2024
Revenues	16,546	-	16,546
Operating loss	(283,778)	(18,811)	(302,589)
Unallocated amounts:
Unallocated costs			(563,619)
Total operating loss			(866,208)
Financing expenses, net			(81,055)
Other income			117,396
Changes in fair value of an investment in an associate measured under the fair value option			29,725
Net loss			(800,142)

B.	Information on sales by geographic distribution:

Sales are attributed to geographic distribution based on the location of the customer.

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023

Israel	19,303	5,221	14,446	-
United States	38,974	41,554	-	-
Mexico	-	109,824	-	36,608
Peru	2,100	-	2,100	-
Turkey	-	1,019	-	-
	60,377	157,618	16,546	36,608

C.	Sales to single customers exceeding 10% of sales (US$):

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023

Customer A	-	109,824	-	36,608
Customer B	38,974	41,554	-	-
Customer C	13,035	-	13,035	-
	52,009	151,378	13,035	36,608

D.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of June 30, 2024 and December 31, 2023:

	As of	As of
	June 30, 2024	December 31, 2023

Israel	67,763	102,103
United States	17,095	21,046
	84,858	123,149

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

1.	On July 25, 2024, the Company issued to a consultant 1,286 shares of common stock for consulting services provided to the Company. The shares were estimated at $17,914 based on the share price of the common stock on October 26, 2022. see also note 5(2) above.

2.	On July 8, 2024, the Company paid €375,000 (approximately $406,156) in connection with the June 30, 2024 Loan Agreement as referenced in Note 4. In addition, the Company entered into a Loan and Partnership Agreement (the “Loan and Partnership Agreement”), with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG (the “Partnership”), Solterra, and the Lenders, pursuant to which the Lenders committed to loan the Partnership (the “Loan”) an aggregate principal amount of € 2,080,000 (approximately $2,288,000) (€ 1,560,000 (approximately $1,716,000) of which was committed by the Company) for projects in the solar energy sector. Interest accrues on the loan at the rate of 7% per annum. The Loan matures on the earlier of (i) the sale of the Partnership or (ii) five years from the date of the Loan and Partnership Agreement.

All loans to the Partnership from Solterra will be subordinate to the Loan.

Pursuant to the Loan and Partnership Agreement, the Lenders are entitled to participation rights of 50% (of which the Company will be entitled to receive 50% thereof) of the Partnership’s profits (the “Profits”), whether directly or by way of 50% membership or ownership in the Partnership, or through legal rights for the distribution of 50% of the Partnership’s Profits where Solterra acts as a trustee on behalf of the Lenders (the “Profit Rights Alternatives”). The Lenders will decide within three months from the date of the Loan and Partnership Agreement on the chosen Profit Right Alternative.

Proceeds from the sale of a Partnership asset must first be used to repay the Lenders, pro rata with each Lender’s respective portion of the Loan.

Repayment of the Loan is secured by a lien on Solterra’s interests in the Partnership.

If a Lender defaults on a payment schedule as scheduled in the Loan and Partnership Agreement, such Lender’s rights to Profits will be proportionately decreased, based on the amount of the Loan that was actually provided by such Lender to the Partnership out of its Loan commitment amount.

On July 31, 2024 the Company paid the first payment in the amount of €337,500 (approximately $365,560) in connection with the Loan and Partnership Agreement.

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

Recent Developments

Solterra Loan Agreement

On June 30, 2024, we entered into a loan agreement (the “Loan Agreement”) with Solterra Renewable Energy Ltd., (the “Solterra”) and certain other lenders, pursuant to which the Lenders committed to loan Solterra an aggregate principal amount of € 500,000 (approximately $541,541) (€ 375,000 (approximately $406,156) of which was committed by us) with interest accruing on the principal at the rate of 7% per annum, to be paid annually beginning on June 30, 2025. If the loan is not converted or repaid within nine months of the merger, as described below, the interest rate will increase to 12%. Furthermore, if the loan is not converted into AI shares or repaid in full by June 30, 2026, Solterra will be required to repay the loan in full. In connection with, and contingent upon, the merger of Solterra with AI Conversation Systems Ltd., an Israeli company (“AI”) on July 21, 2024, the loan may be converted, at the sole discretion of Solterra into ordinary shares of AI at a price equal to the lowest price per share of AI, under which Solterra has raised capital from June 30, 2024 until such conversion.

Amitai Weiss currently serves as the chairman of our board of directors and is a shareholder and serves as a member of the board of directors of AI.

Loan and Partnership Agreement

In connection with the Loan Agreement, on July 31, 2024, we entered into a loan and partnership agreement (the “Loan and Partnership Agreement”), with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG, a German partnership which is wholly owned by Solterra (the “Partnership”), and certain other lenders (collectively, the “Lenders”), pursuant to which the Lenders committed to loan the Partnership (the “Loan”) an aggregate principal amount of € 2,080,000 (approximately $2,288,000) (€ 1,560,000 (approximately $1,716,000) of which was committed by us). Interest accrues on the loan at the rate of 7% per annum. The Loan matures on the earlier of (i) the sale of the Partnership or (ii) five years from the date of the Loan and Partnership Agreement. All loans to the Partnership from Solterra will be subordinate to the Loan.

Pursuant to the Loan and Partnership Agreement, the Lenders are entitled to participation rights of 50% (of which we will be entitled to receive 50% thereof) of the Partnership’s profits (the “Profits”), whether directly or by way of 50% membership or ownership in the Partnership, or through legal rights for the distribution of 50% of the Partnership’s Profits where Solterra acts as a trustee on behalf of the Lenders (the “Profit Rights Alternatives”). The Lenders will decide within three months from the date of the Loan and Partnership Agreement on the chosen Profit Right Alternative. Proceeds from the sale of a Partnership asset must first be used to repay the Lenders, pro rata with each Lender’s respective portion of the Loan. Repayment of the Loan is secured by a lien on Solterra’s interests in the Partnership. If a Lender defaults on a payment as scheduled in the Loan and Partnership Agreement, such Lender’s rights to Profits will be proportionately decreased, based on the amount of the Loan that was actually provided by such Lender to the Partnership out of its Loan commitment amount.

Special Stockholder Meeting to Approve Reverse Stock Split and Increase in Authorized Shares

At a special meeting of our stockholders held on June 28, 2024, our stockholders approved an amendment to our Articles of Incorporation to implement a reverse stock split (the “Reverse Split Amendment”) of the issued and outstanding shares of our common stock (the “Reverse Stock Split”) at a ratio of not less than 1-for-2 and not more than 1-for-35 (the “Reverse Split Range”), and to grant our board of directors the discretionary authority to determine the exact ratio of the Reverse Stock Amendment within the Reverse Split Range and to effect the Reverse Split Amendment at such time and date, if at all, as to be determined by the board of directors in its sole discretion. The other proposal brought before the meeting to increase the aggregate number of authorized shares of our capital stock, from 500,000,000 shares, consisting of 495,000,000 shares of common stock and 5,000,000 shares of preferred stock to 10,005,000,000 shares, consisting of 10,000,000,000 shares of common stock and 5,000,000 shares of preferred stock was not approved by our stockholders.

Nasdaq Non-Compliance

On July 8, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days the closing bid price for our common stock was below $1.00 per share, which is the minimum closing bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Notice”). This Notice has no immediate effect on the listing of our common stock which will continue to trade on The Nasdaq Capital Market under the symbol “NITO”, subject to our compliance with the other Nasdaq listing requirements.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are provided a compliance period of 180 calendar days from the date of the Notice, or until January 6, 2025 (the “Compliance Period”), to regain compliance with the minimum closing bid price requirement. If at any time during the Compliance Period, the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide written confirmation of our compliance, and the matter will be closed. If we do not regain compliance during the Compliance Period, we may be eligible for an additional 180-calendar day period to regain compliance, provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market (except the minimum bid price requirement), and notify Nasdaq of our intent to cure the deficiency by effecting a reverse stock split of our common stock. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting.

Results of Operations

Revenues and Cost of Revenues

Our total revenues consist of the sale of products and our cost of revenues consists of cost of products.

The following table sets forth our revenues and costs of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands, except share and per share data	2024	2023	2024	2023

Revenues from sales of products	60,377	157,618	16,546	36,608
Cost of sales	(33,762)	(69,753)	(5,782)	(27,007)
Gross profit	26,615	87,865	10,764	9,601

Operating Expenses

Our operating expenses consist of three components — research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2024	2023	2024	2023
Salaries and related expenses	-	67,672	-	(6,959)
Professional fees	126,288	47,812	11,172	8,158
Laboratory and field tests	-	823	-	62
Depreciation	1,050	8,276	518	3,767
Other expenses	218	11,182	-	11,829
Total	127,556	135,765	11,690	16,857

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees, transport and storage and other expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2024	2023	2024	2023
Salaries and related expenses	47,203	91,492	22,454	52,560
Professional fees	18,700	16,211	16,200	7,500
Commissions	-	9,204	-	-
Travel	7,431	8,182	1,476	4,281
Transport and storage	26,997	21,752	10,948	15,964
Other expenses	13,948	11,080	5,953	8,470
Total	114,279	157,921	57,031	88,775

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2024	2023	2024	2023
Professional services	1,113,813	1,000,563	621,670	436,520
Share based compensation	260,487	933,491	120,935	134,972
Salaries and related expenses	34,079	129,638	(6,291)	51,142
Insurance	85,315	137,240	42,696	53,144
Other expenses	56,360	177,219	29,241	68,509
Total	1,550,054	2,378,151	808,251	744,287

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenues

Revenues for the three months ended June 30, 2024 were $16,546, a decrease of $20,062 or 55%, compared to $36,608 during the three months ended June 30, 2023. The decrease is mainly a result of a decrease in our sales in Mexico.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the three months ended June 30, 2024 was $5,782, a decrease of $21,225, or 79%, compared to cost of sales of $27,007 for the three months ended June 30, 2023. The decrease is mainly a result of a decrease in our revenues as a result of a decrease in our sales in Mexico, in addition to certain cost reductions.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $10,764, an increase of $1,163, or 12%, compared to a gross profit of $9,601 for the three months ended June 30, 2023. The increase is mainly a result of certain cost reductions.

Research and Development Expenses

Research and development expenses consist of consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended June 30, 2024 were $11,690, a decrease of $5,167, or 31%, compared to research and development expenses of $16,857 for the three months ended June 30, 2023. The decrease is mainly attributable to a decrease in Save Foods Ltd.’s expenses as a result of the implementation of certain cost reduction measures, including a reduction in Save Foods Ltd.’s research and development budget in light of prevailing macroeconomic conditions and the shift of our focus to the commercialization of our solutions and converting recently completed pilots into paying customers. Additionally, certain results of our operations relating to Save Foods Ltd., were offset by an increase in professional fees associated with NTWO OFF Ltd.’s research and development activities.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended June 30, 2024 were $57,031, a decrease of $31,744, or 36%, compared to selling and marketing expenses of $88,775 for the three months ended June 30, 2023. The decrease is mainly attributable to the decrease in salaries resulting from a reduction in personnel following our cost reduction measures, offset by an increase in other professional fees associated with our sales.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries and related expenses, including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses, directors fees and insurance costs. General and administrative expenses for the three months ended June 30, 2024 were $808,251, an increase of $63,964, or 9%, compared to general and administrative expenses of $744,287 for the three months ended June 30, 2023. The increase is mainly a result of the increase in professional services offset by a decrease in salaries and related costs, share-based compensation, insurance costs and in franchise tax related to the Company’s reincorporation in Nevada from Delaware.

Financing Income (expenses), Net

Financing expenses, net for the three months ended June 30, 2024 were $81,055, an increase of $92,037, or 838%, compared to financing income, net of $10,982 for the three months ended June 30, 2023. The increase is mainly a result of the interest on a $1,500,000 promissory note issued to YA II PN, Ltd. on April 4, 2024.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended June 30, 2024 was $800,142, compared to $714,935 for the three months ended June 30, 2023, an increase of $85,207, or 12%.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenues

Revenues for the six months ended June 30, 2024 were $60,377, a decrease of $97,241, or 62%, compared to $157,618 during the six months ended June 30, 2023. The decrease is mainly a result of a decrease in our sales in Mexico.

Cost of Sales

Cost of sales consists primarily of salaries, materials and overhead costs of manufacturing our products. Cost of sales for the six months ended June 30, 2024 were $33,762, a decrease of $35,991, or 52%, compared to $69,753 for the six months ended June 30, 2023. The decrease is mainly results from a decrease in our revenues.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $26,615, a decrease of $61,250, or 70%, compared to a gross profit of $87,865 for the six months ended June 30, 2023. The decrease is mainly a result of the decrease in revenues.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, consulting fees, related materials and overhead expenses. Research and development expenses for the six months ended June 30, 2024 were $127,556, a decrease of $8,209, or 6%, compared to research and development expenses of $135,765 for the six months ended June 30, 2023. The decrease is mainly attributable the implementation of certain cost reduction measures in light of prevailing macroeconomic conditions and certain results of our operations relating to Save Foods Ltd., which were offset by an increase in professional fees associated with NTWO OFF Ltd.’s research and development activities. Cost reduction measures included the reduction of Save Foods Ltd.’s research and development budget, and the shift of our focus to the commercialization of its solutions with an emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the six months ended June 30, 2024 were $114,279, a decrease of $43,642, or 28%, compared to total selling and marketing expenses of $157,921 for the six months ended June 30, 2023. The decrease is mainly attributable to the decrease in salaries and related expenses commissions offset by an increase in other related costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, salaries and related expenses including share based compensation as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the six months ended June 30, 2024 were $1,550,054, a decrease of $828,097, or 35%, compared to total general and administrative expenses of $2,378,151 for the six months ended June 30, 2023. The decrease is mainly a result of the decrease in share-based compensation, insurance costs and in franchise tax related to the Company’s reincorporation in Nevada from Delaware offset by an increase in professional services partially offset by an increase in professional services.

Financing Income (expenses), Net

Financing expenses, net, for the six months ended June 30, 2024, were $76,119, an increase of $109,206, or 330%, compared to total financing expenses of $33,087 for the six months ended June 30, 2023. The increase is mainly a result of the interest on a $1,500,000 promissory note issued to YA II PN, Ltd. on April 4, 2024.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the six months ended June 30, 2024 was $1,622,500, compared to $2,436,484 for the six months ended June 30, 2023, a decrease of $813,985, or 33%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2024, we have funded our operations, principally with the issuance of equity and debt.

As of June 30, 2024, we had cash and cash equivalents of $4,467,529, as compared to $2,969,707 as of June 30, 2023. As of June 30, 2024, we had working capital of $3,872,992, as compared to $3,365,898 as of June 30, 2023. The increase in our cash balance is mainly attributable to proceeds from the issuance of promissory notes.

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

On July 23, 2023, we entered into a standby equity purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 shares of our common stock for 40 months from the date of the purchase agreement at a price per share equal to 94% of the lowest volume-weighted average price (“VWAP”) of our common stock for the three days prior to the delivery of each advance notice from us, subject to certain limitations, including that the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock. In December 2023, we raised an aggregate of $3,500,000 under the standby equity purchase agreement.

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. As of August 14, 2024, we have sold 1,170,813 shares of common stock at an average purchase price of $0.93 per share to the Investor.

In connection with and subject to the satisfaction of certain conditions set forth in the standby equity purchase agreement, upon our request, the Investor will pre advance to us up to $3,000,000 of the $20,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a promissory note issued at a 3% discount to the principal amount equal to each such note. Each note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, one tenth of the outstanding principal amount of each note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an advance notice pursuant to the purchase agreement and selling the Investor shares of our common stock, or any combination thereof as determined by us. The initial payment is due 60 days after the issuance of a note, and every 30 days thereafter. Unless otherwise agreed to by the Investor, any funds received by us pursuant to the purchase agreement for the sale of shares will first be used to satisfy any payments due under an outstanding note.

On April 4, 2024, the Company, issued the Investor an additional promissory note in the principal amount of $1,500,000 for proceeds of $1,455,000, reflecting an original issue discount of 3%.

The table below presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	(2,037,468)	(1,634,418)

Net cash used in investing activities	(161,886)	(1,101,669)

Net cash provided by financing activities	2,208,854	-

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,592	2,719

Increase (decrease) in cash and cash equivalents	12,092	(2,733,368)

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $31 million, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We believe that our existing capital resources will be sufficient to support our operating plan through the first quarter of 2025; however, there can be no assurance of this. We will need to raise additional capital to support our growth through the issuance of debt, equity, or a combination thereof. There can be no assurance that we will be successful in raising additional capital on favorable terms, or at all.

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

Operating Activities

Net cash used in operating activities was $2,037,468 for the six months ended June 30, 2024, as compared to $1,634,418 for the six months ended June 30, 2023. The increase is mainly attributable to a decrease in other liabilities and an increase in accounts receivable, net.

Investing Activities

Net cash used in investing activities was $161,886 for the six months ended June 30, 2024, as compared to net cash used in investing activities of $1,101,669 for the six months ended June 30, 2023. The decrease is mainly attributable to our investment in Plantify in April 2023.

Financing Activities

Net cash provided by financing activities was $2,208,854 for the six months ended June 30, 2024, as compared to no net cash provided by financing activities for the six months ended June 30, 2023. The increase is the result of proceeds from the standby equity purchase agreement with the Investor entered into on December 22, 2023 and proceeds from a promissory note to the Investor in April 2024, net of repayments.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of such Annual Report on Form 10-K.

Conditions in Israel, including the ongoing war between Israel and Hamas, and other conflicts in the region, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues.

Because a substantial part of our operations are conducted in Israel and all members of our board of directors, management, as well as a majority of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. Any political instability, terrorism, armed conflicts, reserve mobilization, cyberattacks, boycotts, direct or indirect sanctions and restrictions, or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and other hostile non-state actors. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers, as well as evacuations of tens of thousands of civilians from their homes. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Furthermore, hostilities along Israel’s northern border with Hezbollah located in Lebanon and Iran have accelerated, and each of these clashes may escalate in the future into a greater regional conflict.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on our business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative” and the S&P Global lowered its long-term credit rating from AA- to A+, as well as a downgrade of its short-term credit ratings from A-1+ to A-1, with an outlook on the long-term ratings “negative”, as well as the recent downgrade by Fitch Ratings of its credit rating of Israel from A+ to A, with an outlook rating of “negative”). which may have a material adverse effect on our company and our ability to effectively conduct its operations.

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

Furthermore, Plantify, in which we have an approximately 23% ownership interest, has facilities in Kibbutz Gonen, which is located in an area in northern Israel that has been affected by ongoing hostilities with Hezbollah in Lebanon, as part of the ongoing Israel – Hamas war. Due to the continuous drone attacks, missile strikes and shootings in the region, the area has been almost completely evacuated of civilians. Plantify has reduced its operations in the facility in Kibbutz Gonen and may not be able to resume its regular activities, including its ability to deliver products to customers in a timely manner, if the hostilities persist for an extended period which may have an adverse effect on its financial condition and ability to repay loans from us under a C$1,500,000 (approximately US$1,124,000) 8% debenture and a credit facility of up to $250,000, of which, to date, Plantify has borrowed $162,000.

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

On May 8, 2024, we issued 30,000 shares of common stock to a consultant for services provided to us pursuant to a consulting agreement, dated November 15, 2023.

The above issuance did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2024	N2OFF, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Lital Barda
	Name:	Chief Financial Officer
	Title:	(Principal Financial and Accounting Officer)

