Form 10-Q
period 2024-09-30
N2OFF, Inc.
filed 2024-11-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 11,408,237 shares of common stock outstanding.

N2OFF, Inc.

Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our customers’ requirements that our products undergo a lengthy pilot period without any assurance of sales;

●	our history of operating losses and expectation to incur additional losses in the future;

●	our ability to raise additional capital to meet our liquidity needs;

●	because of our limited operating history, our ability to successfully operate our business or execute our business plan;

●	our products and technology requiring additional trials, which could prolong the sales cycle;

●	commercial success of our new generation products, as well as any future products, and the degree of market acceptance by the packing house community as well as by other prospective markets and industries;

●	our ability to comply with the continued listing standards of the Nasdaq Capital Market;

●	sales of our products;

●	the size and growth of our product market;

●	our ability to obtain market acceptance of our environmentally friendly solutions for fruits and vegetables;

●	the success of certain of our investments, including our investments in the solar energy sector;

●	conditions in Israel, including the ongoing war between Israel and Hamas and other actors in the region, and other conflicts in the region, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues;

●	our inability to respond effectively to technological changes in our industry, which could reduce the demand for our products;

●	our ability or our contractors or service providers’ ability to comply with laws and regulations to develop, market and sell our products or future products;

●	our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Brazil, and Israel;

●	significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables and other edible matter;

●	our reliance on a limited number of suppliers to produce certain key components of our products;

●	our ability to establish and maintain strategic partnerships with third parties, including for the distribution of products;

●	our ability to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services;

●	our ability to rapidly establish a global distributorship network in order to effectively market our products; and

●	results of our tests which may not be indicative of results in future tests and any planned or future tests which may lead to results sufficient for the necessary regulatory approvals.

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

Item 1. Financial Statements

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	2,749,851	4,447,003
Restricted cash	23,130	31,171
Accounts receivable, net of allowance for doubtful account of $44,549 and $64,031 as of September 30, 2024 and December 31, 2023, respectively.	154,185	107,007
Inventory	50,914	121,513
Prepaid expenses	351,972	719,389
Other current assets	41,085	39,538
Total Current assets	3,371,137	5,465,621

Long term prepaid expenses	153,008	-
Right-of-use asset arising from operating lease	17,318	56,568
Property and equipment, net	51,322	66,581
Investment in nonconsolidated affiliate (Note 3)	1,001,625	1,655,461
Long term loans (Note 4)	438,846	-
Solar PV joint venture project (Note 4)	788,341	-
Total assets	5,821,597	7,244,231
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	32,842	43,539
Other liabilities	484,592	734,933
Total current liabilities	517,434	778,472
Operating lease liabilities	1,330	7,181

Total liabilities	518,764	785,653

Stockholders’ Equity
Common stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of September 30, 2024 and December 31, 2023; issued and outstanding 9,580,515 and 2,955,490 shares as of September 30, 2024 and December 31, 2023, respectively.	958	296
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Additional paid-in capital	38,646,023	35,866,223
Foreign currency translation adjustments	(26,275)	(26,275)
Accumulated deficit	(33,180,457)	(29,360,235)
Total Company’s stockholders’ equity	5,440,249	6,480,009
Non-controlling interests	(137,416)	(21,431)
Total stockholders’ equity	5,302,833	6,458,578
Total liabilities and stockholders’ equity	5,821,597	7,244,231

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2024	2023	2024	2023

Revenues from sales of products	69,481	157,618	9,104	-
Cost of sales	(110,523)	(70,229)	(76,761)	-
Gross profit	(41,042)	87,389	(67,657)	-
Research and development expenses	(249,966)	(1,828,970)	(122,410)	(1,693,205)
Selling and marketing expenses	(179,094)	(217,907)	(64,815)	(60,462)
General and administrative expenses	(2,844,967)	(3,481,408)	(1,294,913)	(1,103,257)
Operating loss	(3,315,069)	(5,440,896)	(1,549,795)	(2,856,924)
Financing income (expenses), net	(117,335)	43,666	(41,215)	10,579
Other income, net (Note 5(1))	353,033	12,294	247,808	-
Changes in fair value of an investment in an associate measured under the fair value option (Notes 3)	(856,836)	(87,576)	(970,505)	(189,683)
Net loss	(3,936,207)	(5,472,512)	(2,313,707)	(3,036,028)
Less: net loss attributable to non-controlling interests	115,985	683,733	50,497	670,432
Net loss attributable to the Company’s stockholders’ equity	(3,820,222)	(4,788,779)	(2,263,210)	(2,365,596)

Loss per share (basic and diluted)	(0.94)	(4.69)	(0.39)	(1.78)

Basic and diluted weighted average number of shares of Common Stock outstanding	4,069,690	1,020,339 (*)	5,820,287	1,331,070 (*)

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2023	2,955,490	296	35,866,223	(26,275)	(29,360,235)	6,480,009	(21,431)	6,458,578

Issuance of shares for standby equity purchase agreement II	28,333	3	39,947	-	-	39,950	-	39,950
Issuance of shares to services providers	4,794	-	23,738	-	-	23,738	-	23,738
Comprehensive loss for the period	-	-	-	-	(769,564)	(769,564)	(52,794)	(822,358)
BALANCE AT MARCH 31, 2024	2,988,617	299	35,929,908	(26,275)	(30,129,799)	5,774,133	(74,225)	5,699,908

Issuance of shares for standby equity purchase agreement II	1,142,480	114	936,980	-	-	937,094	-	937,094
Issuance of shares to services providers	30,000	3	48,811	-	-	48,814	-	48,814
Comprehensive loss for the period	-	-	-	-	(787,448)	(787,448)	(12,694)	(800,142)
BALANCE AT JUNE 30, 2024	4,161,097	416	36,915,699	(26,275)	(30,917,247)	5,972,593	(86,919)	5,885,674

Issuance of shares for standby equity purchase agreement II	3,718,132	372	1,245,826	-	-	1,246,198	-	1,246,198
Issuance of shares to services providers	1,701,286	170	484,498	-	-	484,668	-	484,668
Comprehensive loss for the period	-	-	-	-	(2,263,210)	(2,263,210)	(50,497)	(2,313,707)
BALANCE AT SEPTEMBER 30, 2024	9,580,515	958	38,646,023	(26,275)	(33,180,457)	5,440,249	(137,416)	5,302,833

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars, except share and per share data)

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2022	688,272	69	28,710,412	(26,275)	(22,837,827)	5,846,379	(109,038)	5,737,341

Issuance of shares to services providers	6,288	1	67,613	-	-	67,614	-	67,614
Share based compensation to employees and directors	142,860	14	691,005	-	-	691,019	201	691,220
Comprehensive loss for the period	-	-	-	-	(1,713,678)	(1,713,678)	(7,871)	(1,721,549)
BALANCE AT MARCH 31, 2023	837,420	84	29,469,030	(26,275)	(24,551,505)	4,891,334	(116,708)	4,774,626

Issuance of shares for exchange agreement	166,340	17	826,688	-	-	826,705	-	826,705
Issuance of shares to services providers	135,926	14	670,226	-	-	670,240	-	670,240
Share based compensation to employees and directors	-	-	5,699	-	-	5,699	88	5,787
Comprehensive loss for the period	-	-	-	-	(709,505)	(709,505)	(5,430)	(714,935)
BALANCE AT JUNE 30, 2023	1,139,686	115	30,971,643	(26,275)	(25,261,010)	5,684,473	(122,050)	5,562,423

Issuance of shares for exchange agreement	223,008	22	997,002	-	-	997,024	664,683	1,661,707
Issuance of shares to services providers	56,640	6	302,817	-	-	302,823	-	302,823
Share based compensation to employees and directors	-	-	3,857	-	-	3,857	60	3,917
Issuance of shares for standby equity purchase agreement I	26,224	3	122,985	-	-	122,988	-	122,988
Transactions with non-controlling interests	-	-	(160,000)	-	-	(160,000)	160,000	-
Comprehensive loss for the period	-	-	-	-	(2,365,596)	(2,365,596)	(670,432)	(3,036,028)
BALANCE AT SEPTEMBER 30, 2023	1,445,558	146	32,238,304	(26,275)	(27,626,606)	4,585,569	32,261	4,617,830

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in October 2023 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars except share and per share data)

	Nine months ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(3,936,207)	(5,472,512)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	14,957	35,564
Issuance of shares to employees and services providers	557,220	1,243,160
Non- cash expenses in the Yaaran purchase transaction	-	1,661,707
Share based compensation to employees and directors	-	18,164
Loss (gain) from sales of property and equipment	189	(12,294)
Gain from standby equity purchase agreement II (Note 5(1))	(353,221)	-
Expenses from standby equity purchase agreement II and promissory note (Note 5(1))	147,019	-
Change in fair value of investment in nonconsolidated affiliate	856,836	87,576
Change in FV of long term loan	(32,381)	-
Interest income from solar project	(24,648)	-
Exchange rate differences on operating leases	5,505	1,039
Decrease (increase) in accounts receivable, net	(47,178)	146,831
Decrease (increase) in inventory	70,599	(9,058)
Decrease in prepaid expenses and other current assets	153,774	122,936
Decrease in accounts payable	(4,664)	(12,470)
Decrease in other liabilities	(330,480)	(65,027)
Change in operating lease asset	39,250	48,940
Change in operating lease liability	(43,718)	(53,425)
Net cash used in operating activities	(2,927,148)	(2,258,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	(203,000)	(1,542,348)
Long term loan	(406,465)	-
Solar PV joint venture project	(763,693)
Proceeds from sales of property and equipment	114	22,789
Net cash used in investing activities	(1,373,044)	(1,519,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on account of shares	131,220	-
Proceeds from promissory note	1,455,000	-
Repayments of promissory note	(1,542,931)	-
Proceeds from standby equity purchase agreement, net	2,557,743	-
Net cash provided by financing activities	2,601,032	-

Effect of exchange rate changes on cash and cash equivalents	(6,033)	8,486

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,705,193)	(3,769,942)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,478,174	5,750,771

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	2,772,981	1,980,829

Supplemental disclosure of cash flow information:
Non cash transactions:
Investment in nonconsolidated affiliate (see Note 3)	-	826,705
Issuance of shares for future services	-	603,262

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

On March 31, 2023, the Company entered into a securities exchange agreement with Plantify Foods, Inc. (“Plantify”), a Canadian corporation traded on the TSX Venture Exchange (“TSXV”), which focuses on the development and production of “clean-label” plant-based products - see Note 1D and 3 below for further information.

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

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $33 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the third quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers in the southern part of the country. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon also launched missile, rocket, drone and shooting attacks against Israeli military sites, troops and Israeli towns in northern Israel. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran recently launched direct attacks on Israel and has threatened to continue to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen and various rebel militia groups in Syria and Iraq. While currently no damages were registered in Israel from such attacks, the situation is developing and could lead to additional wars and hostilities in the Middle East. It is possible that the hostilities with Hezbollah and Iran will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that the Company’s facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt its ongoing operations, its ability to deliver or provide products and services in a timely manner to meet its contractual obligations to customers and vendors could be materially and adversely affected.

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

Plantify has facilities in Kibbutz Gonen, which is located in an area in northern Israel that has been affected by ongoing hostilities with Hezbollah in Lebanon. Due to the continuous drone attacks, missile strikes and shootings in the region, the area has been almost completely evacuated of civilians. All employees were put on unpaid leave until further notice and Plantify has ceased its operations, and may not be able to resume its regular activities, including its ability to deliver products to customers in a timely manner, if the hostilities persist for an extended period.

The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2024, and its results of operations and changes in stockholders’ equity for the nine and three months ended September 30, 2024, and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2023 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to calculation of fair value of the convertible instruments.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	314,235	-	-	314,235
Credit Facility	-	-	98,879	98,879
Convertible loans to Plantify	-	-	588,511	588,511
Convertible loans to Solterra	-	-	438,846	438,846
Solar PV joint venture project	-	-	788,341	788,341
Total assets	314,235	-	1,914,577	2,228,812

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	641,561	-	-	641,561
Convertible loan	-	-	1,013,900	1,013,900
Total assets	641,561	-	1,013,900	1,655,461

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The following table presents the changes in fair value of the level 1 assets for the period December 31, 2023 through September 30, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	641,561
Changes in fair value	(327,326)
Outstanding at September 30, 2024	314,235

The following table presents the changes in fair value of the level 3 assets for the period December 31, 2023 through September 30, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	1,013,900
Credit facility to Plantify	203,000
Loan Granted	406,465
Solar project	763,693
Changes in fair value	(472,481)
Outstanding at September 30, 2024	1,914,577

Accounting Standards Updates Issued, but Not Adopted

Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements.

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). Amounts remaining in relevant expense captions that are not separately disclosed will be described qualitatively. Certain amounts that are already required to be disclosed under currently effective U.S GAAP will be included in the same disclosure as the other disaggregation requirements. The amendments also require disclosing the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Subject to the provisions of this Credit Facility, Plantify may drawdown up to $250,000, at any time and from time to time during the term. Each loan must be repaid by Plantify within twelve months provided any outstanding amounts as of the end of the term must be repaid within ninety days. As of September 30, 2024, Plantify borrowed $203,000 under the Credit Facility.

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

As of December 31, 2024, the Company estimated the fair value of the conversion feature loan using the Black-Scholes option pricing model with assistance of a third-party appraiser. The assumptions used to perform the calculations are detailed below:

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continued)

Fair value of the conversion feature as of December 31, 2023:

Fair value of the conversion feature	December 31, 2023
Expected volatility (%)	135.70%
Risk-free interest rate (%)	5.08%
Expected dividend yield	0.0%
Contractual term (years) (*)	0.25
Conversion price (Canadian dollars)	(US$0.04) C$0.054
Underlying share price (Canadian dollars)	(US$0.01) C$0.01
Fair value (U.S. dollars)	$900

As of September 30, 2024, the Company estimated the value of the conversion feature as 0.

The Company estimated the fair value of the Debenture and Credit Facility as of September 30, 2024, using the Option Pricing Method (“OPM”) with the assistance of a third party appraiser. The OPM framework involves making assumptions for the equity value, expected time to liquidity, volatility and risk-free rate and is utilized to allocate value to the various classes of securities and loans of Plantify, including the Company’s Debenture and Credit Facility. The equity fair value was calculated based on Plantify’s quotes in active market as of September 30, 2024. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	September 30, 2024
Expected volatility (%)	106.6%
Risk-free interest rate (%)	3.0%
Expected dividend yield	0.0%
Contractual term (years)	1.5
Plantify’s fair value (U.S. dollars)	$1,427,000

For the nine and three months ended September 30, 2024, the Company recorded changes in fair value of an investment in an associate measured of $856,836 and $970,505, respectively under the fair value option of comprehensive loss.

The following tables present Plantify’s summarized financial information.

	Nine months ended September 30, 2024	Three months ended September 30, 2024

Revenue	357,000	25,000
Gross loss	(186,000)	(63,000)
Net loss	(1,920,000)	(367,000)

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EVENTS DURING THE PERIOD

1.	On June 30, 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with Solterra Renewable Energy Ltd. (“Solterra”) and certain other lenders (collectively, the “Lenders”) pursuant to which the Lenders committed to loan Solterra the aggregate principal amount of € 500,000 (approximately $541,541) (€ 375,000 (approximately $406,156) of which was committed by the Company) with interest accruing on the principal at the rate of 7% per annum, to be paid annually beginning June 30, 2025. In the event the loan is not converted or repaid in full within 9 months from the closing date of the merger currently expected to occur with AI Conversation Systems Ltd., an Israeli company, then the interest rate shall increase from 7% to 12% per year. On July 8, 2024, the Company transferred €375,000 (approximately $406,156). The Company estimated the fair value of the Loan Agreement using a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the other similar loans granted to Solterra, at 23.6% as of September 30, 2024. The Company calculated the Loan Agreement at $438,846 as of September 30, 2024.

The Company’s chairman of the board of directors is also a shareholder and director of AI Conversation Systems Ltd., that may merge with Solterra.

2.	On July 31, 2024, the Company entered into a Loan and Partnership Agreement (the “Loan and Partnership Agreement”), with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG (the “Partnership”), Solterra, and the Lenders (as defined in section 1 above), pursuant to which the Lenders committed to loan the Partnership (the “Loan”) an aggregate principal amount of € 2,080,000 (approximately $2,288,000) (€ 1,560,000 (approximately $1,716,000) of which was committed by the Company) for projects in the solar energy sector. Interest accrues on the loan at the rate of 7% per annum. The Loan matures on the earlier of (i) the sale of the Partnership or (ii) five years from the date of the Loan and Partnership Agreement.

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

As of September 30, 2024 the Company made payments in the amount of €705,000 (approximately $763,693) in connection with the Loan and Partnership Agreement and recorded interest income of $24,648.

3.	On September 26, 2024, the Company entered into a non-binding letter of intent with MitoCareX Bio Ltd (“MitoCareX”) and SciSparc Ltd. (“SciSparc”) and all other shareholders of MitoCareX (“Sellers”) pursuant to which the Company will acquire all outstanding securities of MitoCareX, from SciSparc and the Sellers thereby making it a wholly-owned subsidiary of the Company. As part of the transaction, SciSparc. will transfer 4,961 ordinary shares representing approximately 27% of SciSparc’s ownership of ordinary shares of MitoCareX to the Company for cash consideration of $700,000. Additionally, the Company will issue such number of shares of common stock for 30,477 SciSparc’s and Sellers’s holdings in MitoCareX, representing the remaining approximately 73% ownership of ordinary shares of MitroCareX, based on a valuation of MitoCareX at $5 million and the Company at $8 million.

Following the closing, the Company will grant additional shares of common stock (“Additional Shares”) to SciSparc and Sellers, totaling up to 25% of the Company’s fully diluted common stock. This grant is contingent upon the fulfillment of five eligibility milestones, which will be defined in the definitive agreements. The Additional Shares will be allocated to SciSparc and the Sellers based on their holdings in the consideration stock. If the milestones are not met by December 31, 2028, the right to these Additional Shares will expire.

If SciSparc’s ownership of the Company’s outstanding share of common stock will exceed 4.99% (including any Additional Shares it may receive), the Company will instead issue pre-funded warrants to SciSparc to purchase shares of common stock to ensure that SciSparc share ownership does not exceed 4.99%.

At the closing, one of the Sellers will enter into a new employment agreement with MitoCareX, which will include a non-competition clause. The consummation of the acquisition is contingent upon entering into a definitive agreement with customary closing conditions, including approvals from the boards and shareholders, as well as satisfactory due diligence.

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

The Company paid a subsidiary of the Investor a structuring fee in the amount of $10,000 and on December 28, 2023, the Company issued 110,554 shares of common stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $254,274 based on the share price on the agreement date, which was recorded as prepaid expenses in other current assets during the year ended December 31, 2023 and $59,088 was recorded in the statement of operations under financing expenses for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company issued 4,888,945 shares of common stock, to the Investor pursuant to the terms of SEPA II valued at $2,223,242 for gross consideration of $2,557,743. See also Note 9(1).

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

As of September 30, 2024 the Company repaid all payments under the Note.

2.	On October 26, 2022, pursuant to an investor relations consulting agreement, the Company’s Board of Directors approved the quarterly issuances of 1,286 shares of common stock to a consultant beginning in the first quarter of 2023. On March 18, 2024 and July 25, 2024, the Company issued 1,286 shares of common stock to a consultant for consulting services provided to the Company. The shares were estimated at $35,828 based on the share price of the common stock on October 26, 2022. As of September 30, 2024, the Company recorded the commitment to issue an additional 1,286 shares estimated at $17,914.

3.	On March 18, 2024, the Company issued 3,508 shares of common stock to a consultant for consulting services provided to the Company pursuant to a consulting agreement dated on November 23, 2023. The Company determined the value of the shares and the services provided at $5,824 and recorded share based compensation expenses.

4.	On May 8, 2024 the Company issued 30,000 shares of common stock to a consultant, for services provided to the Company pursuant to an amendment of a consulting agreement, dated November 15, 2023. The shares were estimated at $30,900 based on the share price of the common stock on May 8, 2024.

5.	On August 21, 2024 the Company issued a one-time bonus of 10,000 shares of common stock to a director of Save Foods Ltd. in connection with his departure from Save Foods Ltd. The shares were estimated at $2,850 based on the share price of the common stock on date of termination agreement.

6.	On September 9, 2024, the Board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 1,690,000 shares of common stock, par value $0.0001. The Company estimated the value of the shares issued at $463,905 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the nine months ended September 30, 2024.

7.	During the nine months ended September 30, 2024, the Company recorded share based compensation expenses in General and Administrative expenses in the amount of $256,699 related to shares issued by the Company to service providers during the year ended December 31, 2023.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 6 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	27,518	23.69
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2024	27,518	23.69
Number of options exercisable at September 30, 2024	27,518	23.69

The aggregate intrinsic value of the awards outstanding as of September 30, 2024 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.25 as of September 30, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the nine months ended September 30, 2024 and 2023 were $0 and $18,164, respectively and $0 and $3,917, for the three months ended September 30, 2024 and 2023, respectively.

NOTE 7 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30,
	2024	2023
General and administrative expenses:
Directors’ compensation	273,874	317,502
Salaries and fees to officers	518,379	798,663
	(*) 792,253	(*) 1,116,165

(*) of which share based compensation	175,680	497,905

Research and development expenses:
Salaries and fees to officers	-	33,417

Selling and marketing expenses:
Salaries and fees to officers	-	33,417

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2024	2023

Other accounts payables	86,669	139,117

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

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Pathogen prevention	Global warming solutions	Total
Nine months ended September 30, 2024
Revenues	69,481	-	69,481
Operating loss	(830,372)	(250,698)	(1,081,070)
Unallocated amounts:
Unallocated costs			(2,223,999)
Total operating loss			(3,315,069)
Financing expenses, net			(117,335)
Other income			353,033
Changes in fair value of an investment in an associate measured under the fair value option			(856,836)
Net loss			(3,936,207)

	Pathogen prevention	Global warming solutions	Total
Three months ended September 30, 2024
Revenues	9,104	-	9,104
Operating loss	(355,811)	(113,948)	(469,759)
Unallocated amounts:
Unallocated costs			(1,080,036)
Total operating loss			(1,549,795)
Financing expenses, net			(41,215)
Other income			247,808
Changes in fair value of an investment in an associate measured under the fair value option			(970,505)
Net loss			(2,313,707)

	Pathogen prevention	Global warming solutions	Total
Nine months ended September 30, 2023
Revenues	157,618	-	157,618
Operating loss	(915,374)	(1,675,505)	(2,590,879)
Unallocated amounts:
Unallocated costs			(2,850,017)
Total operating loss			(5,440,896)
Financing income, net			43,666
Other income			12,294
Changes in fair value of an investment in an associate measured under the fair value option			(87,576)
Net loss			(5,472,512)

	Pathogen prevention	Global warming solutions	Total
Three months ended September 30, 2023
Revenues	-	-	-
Operating loss	(303,487)	(1,675,505)	(1,978,992)
Unallocated amounts:
Unallocated costs			(877,932)
Total operating loss			(2,856,924)
Financing income, net			10,579
Other income			-
Changes in fair value of an investment in an associate measured under the fair value option			(189,683)
Net loss			(3,036,028)

B.	Information on sales by geographic distribution:

Sales are attributed to geographic distribution based on the location of the customer.

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023

Israel	27,629	5,221	8,326	-
United States	39,752	41,554	778	-
Mexico	-	109,824	-	-
Peru	2,100	-	-	-
Turkey	-	1,019	-	-
	69,481	157,618	9,104	-

C.	Sales to single customers exceeding 10% of sales (US$):

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023

Customer A	-	109,824	-	-
Customer B	38,974	41,554	-	-
Customer C	16,946	-	3,911	-
	55,920	151,378	3,911	-

D.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023

Israel	53,555	102,103
United States	15,085	21,046
	68,640	123,149

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

1.	During October 2024, the Company issued 1,777,722 shares of common stock to the Investor pursuant to the terms of the SEPA II for consideration of $577,002. Following such issuance the Company issued the Investor an aggregate of 6,666,667 shares of common stock under the SEPA II agreement which is the maximum allowed to be issued under the Company’s resale registration statement on Form S-1/A effective February 6, 2024. See also Note 5(1).

2.	On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to EUR 6,000,000 (the “Pure Capital Credit Facility”), EUR 2,000,000 of which may be used to finance one project in Germany, and the remaining EUR 4,000,000 for any other projects subject to pre-approval by the Lender.

Interest under the Pure Capital Credit Facility will accrue at the rate of 7% per annum and is payable in advance by the Company and deducted from each drawdown for a period of twenty-four months.

The Pure Capital Credit Facility will terminate on the earlier of the drawdown of all of the EUR 6,000,000 or five years from the date of the facility agreement (the “Drawdown Period”). The Company must repay amounts borrowed under the Pure Capital Credit Facility from the proceeds derived from the pre-approved projects or 33% of the proceeds from other Company financing transactions during the Drawdown Period. Thereafter, any unpaid amount may be paid from any other sources.

In addition, under the facility agreement, the Company agreed to issue the Lender a five-year warrant (the “Warrant”) to purchase 1,850,000 shares of its common stock (the “Warrant Shares”), with an exercise price of $1.00 per share. The Warrant Shares will be exercisable immediately after the issuance. Furthermore, the exercise price and number of Warrant Shares are subject to adjustments upon the issuance of common stock, issuance of options, issuance of convertible securities and stock combination events, as detailed in the Warrant.

In the event of a fundamental transaction, as detailed in the Warrant, the successor entity will be required to assume the Company’s obligations under the Warrant. The Lender may also request the Company to buy back the Warrant for its Black Scholes Value in cash.

As of November 14, 2024 no drawdowns were made under the Facility Agreement.

3.

On November 3, 2024, the Company’s board of directors approved (i) the payment of an aggregate of $25,000 to legal counsel in connection with the preparation of a registration statement (half of which was immediately payable and half of which is payable upon the filing of such registration statement) and (ii) the issuance of 50,000 shares of its common stock. If within 18 months of issuance, the aggregate value of such stock is less than $12,500, the Company will pay to such legal counsel the difference in cash between the value of the sale of the shares and $12,500.

4.	On November 13, 2024, the Company held its annual meeting of stockholders. At this meeting, stockholders approved, among other things (i) an amendment to the Company’s 2022 Share Incentive Plan (the “2022 Plan”) to increase the number of shares of Common Stock authorized for issuance under the 2022 Plan by an additional 11,000,000 shares of Common Stock, which amendment (the “2022 Plan Amendment”) was adopted by the board on September 9, 2024; (ii) on an advisory basis, the grant of shares to members of the Board, under the 2022 Plan, and subject to the approval of the increase of 2022 Plan as noted in (i) above, and (iii) to approve the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 20% below the market price of the common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d). The proposal to authorize the Board to amend the Company’s articles of incorporation, as amended, to increase the aggregate number of authorized shares of its capital stock, from 500,000,000 shares, consisting of 495,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, to 10,005,000,000 shares, consisting of 10,000,000,000 shares of Common Stock and 5,000,000 shares of preferred stock was not approved because the requisite majority of the outstanding voting power of the Company required for approval under Nevada law was not obtained.

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

We operate through our two majority-owned Israeli subsidiaries, Save Foods Ltd., which focuses on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life, and NTWO OFF Ltd., formerly known as Nitrousink Ltd. (“NTWO OFF”), which offers a pioneering solution to mitigate N₂O (nitrous oxide) emissions, a potent greenhouse gas with 310 times the global warming impact of carbon dioxide. Through NTWO OFF we aim to promote agricultural practices that are both environmentally friendly and economically viable and to become a global leader in this field by collaborating with or acquiring other companies that create innovative solutions and tools to solve other aspects of global warming’s impact of carbon dioxide. In addition, we currently own approximately 23% of Plantify Foods Inc. (“Plantify”), a Canadian-based food tech company focused on the development and production of clean-label, plant-based food products.

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

Additionally, we collaborate with Solterra Renewable Energy Ltd. (“Solterra”) in connection with certain investment opportunities in solar PV (photovoltaic) projects. These investment opportunities have included projects in Melz, Germany, where we, together with other investors, lent an aggregate amount of €2.08 million. We continue to collaborate with Solterra as Solterra surveys the European solar energy market for additional projects.

Recent Developments

Annual Stockholder Meeting

On November 13, 2024, at our annual meeting of stockholders, our stockholders approved (i) the election of Eliahou Arbib and Udi Kalifi as the two Class III directors to serve on our board of directors for a term of three years; (ii) an amendment to our 2022 Share Incentive Plan (the “2022 Plan”) to increase in the number of shares of common stock available for issuance under the 2022 Plan by an additional 11,000,000 shares from 1,071,429 shares to 12,071,429 shares; (iii) the issuance of securities in one or more non-public offerings where the maximum discount at such securities will be offered will be equivalent to a discount of 20% below the market price, as required by Nasdaq Marketplace Rule 5635 (iv) the ratification of the appointment of Somekh Chaikin, a member of KPMG International, as our independent auditors for the year ended December 31, 2024 and (v) on an advisory basis, the grant of shares to our board of directors under the 2022 Plan. The proposal to authorize the board to amend our articles of incorporation, as amended, to increase the aggregate number of authorized shares of its capital stock, from 500,000,000 shares, consisting of 495,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 10,005,000,000 shares, consisting of 10,000,000,000 shares of common stock and 5,000,000 shares of preferred stock was not approved because the requisite majority of the outstanding voting power of the Company required for approval under Nevada law was not obtained.

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

Share Issuances

On September 12, 2024, we issued an aggregate of 640,000 shares of common stock under the 2022 Plan and an aggregate of 1,050,000 shares of common stock outside of the 2022 Plan in consideration of services provided to our company by certain consultants and officers, including 320,000 shares issued to David Palach, our Chief Executive Officer, and 160,000 shares issued to Lital Barda, our Chief Financial Officer.

On September 23, 2024, we issued 50,000 shares of common stock to an investor pursuant to the terms of a standby equity purchase agreement with such investor entered into on December 23, 2023.

Facility Agreement and Warrant Issuance

On October 1, 2024, we entered into a facility agreement (the “Facility Agreement”) with L.I.A. Pure Capital Ltd. (the “Lender”), for financing of up to EUR 6,000,000 (the “Credit Facility”), EUR 2,000,000 of which may be used to finance one project in Germany, and the remaining EUR 4,000,000 for any other projects subject to pre-approval by the Lender. Under the Facility Agreement, we agreed to issue the Lender a five-year warrant (the “Warrant”) to purchase 1,850,000 shares of its common stock (the “Warrant Shares”), with an exercise price of $1.00 per share. Such warrant may not be exercised by the Lender if such exercise would result in the Lender beneficially owning in excess of 4.99% of our outstanding shares. The Warrant Shares are immediately exercisable. Furthermore, the exercise price and number of Warrant Shares are subject to adjustments upon the issuance of common stock, issuance of options, issuance of convertible securities and stock combination events, as detailed in the Warrant.

In the event we fail to deliver the Warrant Shares in a timely manner and the Lender is required to purchase shares of common stock in the open market to cover a sale of the Warrant Shares, we will be required to compensate the Lender for any additional costs incurred. The Warrant Shares additionally have a cashless exercise mechanism in the event a registration statement covering the resale of the Warrant Shares is not available, based on a specified formula as detailed in the Warrant.

If we do not have sufficient authorized and unreserved shares of common stock to cover the exercise of the Warrant, we will be required to obtain stockholder approval within sixty days to increase its authorized shares. If we cannot deliver the required common stock upon exercise, the Lender will be entitled to demand cash compensation based on the Black Scholes Value of the Warrant.

The Lender is entitled to certain purchase rights with respect to Warrant Shares which the Lender could have acquired upon the exercise of the Warrant. We may not enter into a fundamental transaction, as described in the Warrant, unless the successor entity assumes our obligations under the Warrant. The Lender may also request that we buy back the Warrant calculated using a Black Scholes option pricing model in cash.

Pursuant to the Facility Agreement, we must file a resale registration statement with SEC within 75 days of the date of the Facility Agreement to register the Warrant Shares and must use reasonable efforts to have the registration statement declared effective by the SEC within 90 days of filing.

Results of Operations

Revenues and Cost of Revenues

Our total revenues consist of the sale of products and our cost of revenues consists of cost of products.

The following table sets forth our revenues and costs of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands, except share and per share data	2024	2023	2024	2023

Revenues from sales of products	69,481	157,618	9,104	-
Cost of sales	(110,523)	(70,229)	(76,761)	-
Gross profit (loss)	(41,042)	87,389	(67,657)	-

Operating Expenses

Our operating expenses consist of three components — research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2024	2023	2024	2023
Salaries and related expenses	-	67, 042	-	-
Professional fees	247,347	39,078	121,060	7,056
Laboratory and field tests	-	1,762	-	939
Depreciation	1,499	10,695	449	2,419
Other expenses	_1,120_	1,710,393	901	1,682,791
Total	249,966	1,828,970	122,410	1,693,205

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees, transport and storage and other expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2024	2023	2024	2023
Salaries and related expenses	64,813	134,333	17,609	42,841
Professional fees	37,418	23,711	18,718	7,500
Commissions	-	9,204	-	-
Travel	20,267	13,543	12,837	5,361
Transport and storage	36,558	24,968	9,562	3,216
Other expenses	20,038	12,148	6,089	1,544
Total	179,094	217,907	64,815	60,462

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars in thousands	2024	2023	2024	2023
Professional services	1,792,054	1,495,576	678,241	505,609
Share based compensation	813,919	1,375,675	553,432	431,588
Salaries and related expenses	34,248	193,308	-	63,670
Insurance	124,237	191,365	38,922	54,125
Other expenses	80,509	225,484	24,318	48,265
Total	2,844,967	3,481,408	1,294,913	1,103,257

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenues

Revenues for the three months ended September 30, 2024 were $9,104 compared to $0 during the three months ended September 30, 2023.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the three months ended September 30, 2024 was $76,761, compared to cost of sales of $0 for the three months ended September 30, 2023. The increase is mainly a result of a one-time inventory write-off in South Africa.

Gross Profit (loss)

Gross loss for the three months ended September 30, 2024 was $67,657, compared to a gross profit of $0 for the three months ended September 30, 2023. The increase is mainly a result of a one-time inventory write-off in South Africa.

Research and Development Expenses

Research and development expenses consist of consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended September 30, 2024 were $122,410, a decrease of $1,570,795, or 93%, compared to research and development expenses of $1,693,205 for the three months ended September 30, 2023. The decrease is mainly attributable to a decrease in Save Foods Ltd.’s expenses as a result of the implementation of certain cost reduction measures, including a reduction in Save Foods Ltd.’s research and development budget in light of prevailing macroeconomic conditions and the shift of our focus to the commercialization of our solutions and converting recently completed pilots into paying customers. Additionally, certain results of our operations relating to Save Foods Ltd., were offset by an increase in professional fees associated with NTWO OFF Ltd.’s research and development activities.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended September 30, 2024 were $64,815, an increase of $4,353, or 7%, compared to selling and marketing expenses of $60,462 for the three months ended September 30, 2023. The increase is mainly attributable to the increase in other professional fees associated with our sales, offset by a decrease in salaries resulting from a reduction in personnel following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries and related expenses, including share based compensation and other professional services as well as other non-personnel related expenses such as legal expenses, directors fees and insurance costs. General and administrative expenses for the three months ended September 30, 2024 were $1,294,913, an increase of $191,656, or 17%, compared to general and administrative expenses of $1,103,257 for the three months ended September 30, 2023. The increase is mainly a result of the increase in professional services and share-based compensation, offset by a decrease in salaries and related costs, insurance costs and in franchise tax related to the Company’s reincorporation in Nevada from Delaware.

Financing Income (expenses), Net

Financing expenses, net for the three months ended September 30, 2024 were $41,215, an increase of $51,794, or 490%, compared to financing income, net of $10,579 for the three months ended September 30, 2023. The increase is mainly a result of the interest on a $1,500,000 promissory note issued to YA II PN, Ltd. on April 4, 2024.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended September 30, 2024 was $2,313,707, compared to $3,036,028 for the three months ended September 30, 2023, a decrease of $722,321, or 24%.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenues

Revenues for the nine months ended September 30, 2024 were $69,481, a decrease of $88,137, or 56%, compared to $157,618 during the nine months ended September 30, 2023. The decrease is mainly a result of a decrease in our sales in Mexico.

Cost of Sales

Cost of sales consists primarily of salaries, materials and overhead costs of manufacturing our products. Cost of sales for the nine months ended September 30, 2024 were $110,523, an increase of $40,294, or 57%, compared to $70,229 for the nine months ended September 30, 2023. The increase is mainly a result of a one-time inventory write-off in South Africa.

Gross Profit (loss)

Gross loss for the nine months ended September 30, 2024 was $41,042, a decrease of $128,431, or 147%, compared to a gross profit of $87,389 for the nine months ended September 30, 2023. The decrease is mainly a result of the decrease in revenues and one-time inventory write-off in South Africa.

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, consulting fees, related materials and overhead expenses. Research and development expenses for the nine months ended September 30, 2024 were $249,966, a decrease of $1,579,004, or 86%, compared to research and development expenses of $1,828,970 for the nine months ended September 30, 2023. The decrease is mainly attributable the implementation of certain cost reduction measures in light of prevailing macroeconomic conditions and certain results of our operations relating to Save Foods Ltd., which were offset by an increase in professional fees associated with NTWO OFF Ltd.’s research and development activities. Cost reduction measures included the reduction of Save Foods Ltd.’s research and development budget, and the shift of our focus to the commercialization of its solutions with an emphasis on converting recently completed pilots into paying customers.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the nine months ended September 30, 2024 were $179,094, a decrease of $38,813, or 18%, compared to total selling and marketing expenses of $217,907 for the nine months ended September 30, 2023. The decrease is mainly attributable to the decrease in salaries and related expenses commissions offset by an increase in other related costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, salaries and related expenses including share based compensation as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the nine months ended September 30, 2024 were $2,844,967, a decrease of $636,441, or 18%, compared to total general and administrative expenses of $3,481,408 for the nine months ended September 30, 2023. The decrease is mainly a result of the decrease in share-based compensation, insurance costs and in franchise tax related to the Company’s reincorporation in Nevada from Delaware offset by an increase in professional services partially offset by an increase in professional services.

Financing Income (expenses), Net

Financing expenses, net, for the nine months ended September 30, 2024, were $117,335, an increase of $161,001, or 369%, compared to total financing income of $43,666 for the nine months ended September 30, 2023. The increase is mainly a result of the interest on a $1,500,000 promissory note issued to YA II PN, Ltd. on April 4, 2024.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the nine months ended September 30, 2024 was $3,936,207, compared to $5,472,512 for the nine months ended September 30, 2023, a decrease of $1,536,305, or 28%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through September 30, 2024, we have funded our operations, principally with the issuance of equity and debt.

As of September 30, 2024, we had cash and cash equivalents of $2,749,851, as compared to $1,934,634 as of September 30, 2023. As of September 30, 2024, we had working capital of $2,853,704, as compared to 2,211,582 as of September 30, 2023. The increase in our cash balance is mainly attributable to proceeds from our standby equity purchase agreement.

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

On July 23, 2023, we entered into a standby equity purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 shares of our common stock for 40 months from the date of the purchase agreement at a price per share equal to 94% of the lowest volume-weighted average price (“VWAP”) of our common stock for the three days prior to the delivery of each advance notice from us, subject to certain limitations, including that the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock . In December 2023, we raised an aggregate of $3,500,000 under the standby equity purchase agreement.

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. As of November 14, 2024, we have sold an aggregate of 6,666,667 shares of common stock at an average purchase price of $0.47 per share to the Investor. The maximum number   of shares allowed to be issued under the Company’s registration statement is 6,666,667 shares of common stock.

In connection with and subject to the satisfaction of certain conditions set forth in the standby equity purchase agreement, upon our request, the Investor will pre advance to us up to $3,000,000 of the $20,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a promissory note issued at a 3% discount to the principal amount equal to each such note. Each note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, one tenth of the outstanding principal amount of each note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an advance notice pursuant to the purchase agreement and selling the Investor shares of our common stock, or any combination thereof as determined by us. The initial payment is due 60 days after the issuance of a note, and every 30 days thereafter. Unless otherwise agreed to by the Investor, any funds received by us pursuant to the purchase agreement for the sale of shares will first be used to satisfy any payments due under an outstanding note. As of September 30, 2024, the note was repaid and extinguished.

On April 4, 2024, the Company issued the Investor an additional promissory note in the principal amount of $1,500,000 for proceeds of $1,455,000, reflecting an original issue discount of 3%.

On October 1, 2024, we entered into the Facility Agreement for financing of up to EUR 6,000,000, as described above.

The table below presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	(2,927,148)	(2,258,869)

Net cash used in investing activities	(1,373,044)	(1,519,559)

Net cash provided by financing activities	2,601,032	-

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,033)	8,486

Decrease in cash and cash equivalents	(1,705,193)	(3,769,942)

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows. As of September 30, 2024, we had an accumulated deficit of approximately $33 million, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through financing from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We believe that our existing capital resources will be sufficient to support our operating plan through the third quarter of 2025; however, there can be no assurance of this. We will need to raise additional capital to support our operations through the issuance of debt, equity, or a combination thereof. There can be no assurance that we will be successful in raising additional capital on favorable terms, or at all.

As a result, there is substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, and we may issue securities with rights, preferences or privileges senior to our common stock. If we issue debt securities, there may be negative covenants which may restrict our activities. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. The financial statements included in this Quarterly Report do not include adjustments for measurement or presentation of assets and liabilities, which may be required should we fail to operate as a going concern.

Operating Activities

Net cash used in operating activities was $2,927,148 for the nine months ended September 30, 2024, as compared to $2,258,869 for the nine months ended September 30, 2023. The increase is mainly attributable to a decrease in other liabilities and an increase in accounts receivable, net.

Investing Activities

Net cash used in investing activities was $1,373,044 for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $1,519,559 for the nine months ended September 30, 2023. The decrease is due to our investment in Plantify in April 2023 partially offset by the investment in renewable energy projects and additional credit facility provided to Plantify, during the nine months ended September, 2024.

Financing Activities

Net cash provided by financing activities was $2,601,032 for the nine months ended September 30, 2024, as compared to $0 net cash provided by financing activities for the nine months ended September 30, 2023. The increase is the result of proceeds from the standby equity purchase agreement with the Investor entered into on December 22, 2023.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers, as well as evacuations of tens of thousands of civilians from their homes. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Furthermore, hostilities along Israel’s northern border with Hezbollah located in Lebanon have accelerated, as a result of such, Israel has begun conducting a limited ground operation in southern Lebanon, which has the potential to escalate into a wider regional conflict. In addition, Iran has directly targeted Israel with ballistic missiles and other weaponry.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on our business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as the downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative” followed by a second more recent downgrade from A2 to BAA1, and the S&P Global lowered its long-term credit rating from AA- to A+, as well as a downgrade of its short-term credit ratings from A-1+ to A-1, and recently, further downgraded this rating to A-, with an outlook on the long-term ratings “negative”, as well as the downgrade by Fitch Ratings of its credit rating of Israel from A+ to A, with an outlook rating of “negative”) which may have a material adverse effect on our company and our ability to effectively conduct its operations.

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

Furthermore, Plantify, in which we have an approximately 23% ownership interest, has facilities in Kibbutz Gonen, which is located in an area in northern Israel that has been affected by ongoing hostilities with Hezbollah in Lebanon, as part of ongoing war. Due to the continuous drone attacks, missile strikes, shootings and the limited ground operation in the region, the area has been completely evacuated of civilians, following which all the employees were put on unpaid leave until further notice. Plantify has ceased its operations at the Kibbutz Gonen facility and may not be able to resume its regular activities, including its ability to deliver products to customers in a timely manner, if the hostilities persist for an extended period which may have an adverse effect on its financial condition and ability to repay loans from us under a C$1,500,000 (approximately US$1,124,000) 8% debenture and a credit facility of up to $250,000, of which, Plantify has fully utilized to date.

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

Our investment in the solar energy sector is both for strategic and financial reasons but we may not realize a return on our investments.

We have made, and continue to seek to make, investments in the solar energy sector, by and through our collaborate with Solterra, which we believe furthers our strategic objectives and support our key business initiatives. We have thus far invested in certain solar energy projects in Europe and do not restrict ourselves from pursuing additional investments in the solar energy sector. If any project in which we invest fails, we could lose all or part of our investment in that project. If we determine that an other-than-temporary decline in the fair value exists for any such investment, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain unfavorable accounting impact, such as potential consolidation of financial results. Furthermore, if the strategic objectives of an investment have been achieved, or if the investment diverges from our strategic objectives, we may seek to dispose of the investment. The occurrence of any of these events could harm our results.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Except as set forth below, there were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On July 25, 2024, we issued 1,286 shares of common stock to a consultant for services provided to us.

On August 21, 2024, we issued 10,000 shares of common stock to a former director for services provided to our subsidiary Save Foods Ltd.

The above issuances did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: November 14, 2024	N2OFF, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Lital Barda
	Name:	Chief Financial Officer
	Title:	(Principal Financial and Accounting Officer)

