Form 10-K
period 2024-12-31
N2OFF, Inc.
filed 2025-03-31
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was $1,763,000.

As of March 31, 2025, there were 17,812,404 shares of the registrant’s common stock outstanding.

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

As used in this Annual Report and unless otherwise indicated, the terms “N2OFF,” “we,” “us,” “our,” or “our company” refer to N2OFF, Inc. and Save Foods Ltd., our 98.48% owned subsidiary, and NTWO OFF Ltd. our 60% owned subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Part I

Item 1. Business

Company Overview

We were incorporated in the State of Delaware on April 1, 2009 under the name Pimi Agro Cleantech, Inc. On April 11, 2016, we changed our name from Pimi Agro Cleantech, Inc. to Save Foods, Inc. and on March 19, 2024 we changed our name to N2OFF, Inc. Effective November 10, 2023, we merged with and into our wholly-owned Nevada subsidiary for the purpose of reincorporating in the State of Nevada.

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

We are focused on sustainable operations in various industries such as agri-food tech, potent greenhouse gas emissions and solar projects, specializing in eco crop protection that helps reduce food waste and ensure food safety while reducing the use of pesticides.

We operate through two majority-owned Israeli subsidiaries and one joint venture:

●

Save Foods Ltd. (“Save Foods Israel”)- Save Foods Ltd. develops and markets eco-friendly “green” solutions for the food industry. Our solutions aim to improve the food safety and shelf life of fresh produce. We do this by controlling human and plant pathogens, thereby reducing spoilage, and in turn, reducing food loss. We focus on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life. The solutions are based on our proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Our products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” solutions are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. By forming a temporary protective shield around the fresh produce we treat, our solutions make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

●	NTWO OFF Ltd. - NTWO OFF Ltd. (“NTWO OFF”), incorporated in August 2023 under the name Nitrousink Ltd, offers a pioneering solution to mitigate N2O (nitrous oxide) emissions, a potent greenhouse gas with 265 times the global warming impact of carbon dioxide. Through NTWO OFF we aim to promote agricultural practices that are both environmentally friendly and economically viable and to become a global leader in this field by collaborating with or acquiring other companies that create innovative solutions and tools to solve other aspects of global warming’s impact of carbon dioxide.

3

●

Solterra Renewable Energy Ltd.- Solterra Renewable Energy Ltd., an Israeli corporation (“Solterra”), operates in the solar energy sector and presents certain investment opportunities in solar photovoltaic (“PV”) projects. Solterra is a wholly-owned subsidiary of Solterra Energy Ltd., an Israeli corporation (“Solterra Energy”). Solterra engages in the development of renewable energy projects through its subsidiaries. Currently, operations are conducted in Italy, Poland, and Germany, with potential expansion to additional countries in the future. Solterra’s business strategy primarily involves selling renewable energy projects to third parties at various stages of development, from the initial land identification and project advancement through construction, operation, or sale to a third party. Currently, most projects are expected to be sold at various development stages, with the possibility of a larger portion of projects being held long-term for operation by Solterra in the future. We intend to continue to collaborate with Solterra as Solterra surveys the European solar energy market for additional projects.

Additionally, we currently own approximately 25% of Plantify Foods Inc. (“Plantify”), a Canadian-based public company listed on the TSX Canadian exchange that was previously engaged in the food tech industry primarily through its Israeli subsidiary, Peas of Bean Ltd. (“Peas of Bean”), which was involved in the production and distribution of clean label food. Peas of Bean’s factory and business operations, located in Kibbutz Gonen in the Golan Heights, was severely impacted by the ongoing war in Israel, and as a result Peas of Bean is in the process of voluntary insolvency proceedings. Currently, Plantify has no business activity and minimal liquidity.

Industry Overview and Market Opportunity

Save Foods Ltd.

Industry Overview and Market Opportunity

Background

The world’s population is expected to grow to almost 9.1 billion people by 2050, boosting agricultural demand by some 50%, according to the Food and Agriculture Organization, an agency of the United Nations (“FAO”). Providing healthy and safe food to feed the world’s population is one of the biggest challenges of the twenty first century, accentuated with the backdrop of a fragile global economy. Globally, around one-third of the food produced (estimated at circa 1.3 billion tons per year), is lost or wasted along the food chain - from production to consumption according to the FAO.

Fruits and vegetables are considered essential food commodities and demonstrate their best benefits when consumed fresh. Consumption as well as production of fresh fruit and vegetables is growing globally; in 2020, the global production of fresh fruit amounted to about 887 million tons, while the production of fresh vegetable amounted to about 1.09 billion tons (2018) according to statista.com global fresh vegetable production research. According to a report published by Technavio in October 2020, the fresh food market size has the potential to grow by 337.76 million tons from 2020 to 2024, growing at a compound annual growth rate (“CAGR”) of almost 3% during the forecast period, and the market’s growth momentum will accelerate during the forecast period due to the steady increase in year-over-year growth. In the United States, according to a report by Grand View Research, increasing health awareness among the U.S. population and potential development of secondary diseases due to obesity and unhealthy eating habits are propelling the market of fruit and vegetables to reach an estimated $97.25 billion by 2030.

Food Safety and Food Loss

Food Safety

We believe foodborne diseases are a significant public health concern globally. Hundreds of diseases are caused by eating contaminated food. Many diseases are spread through unwashed or untreated produce. With approximately 9.9 million people in the United States (one in six) getting sick, 53,300 hospitalized, and 931 die each year from foodborne diseases, according to recent data published by the FDA in March 2025, and according the World Health Organization (WHO) 23 million in the European region getting sick due to food borne disease, food safety is another major concern and source of waste, placing a material burden on public health and significant healthcare cost. The economic burden of foodborne illness has been estimated to be as high as $110 billion annually.

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

Food Loss

The Food and Agriculture Organization of United Nations predicts that about one-third of the food produced globally is wasted or lost every year. Recent data indicates that approximately 45% of the world’s fruits and vegetables are wasted each year. In 2022, global food waste across retail, food service, and household sectors amounted to 1.05 billion tons, equating to 132 kilograms per person. A report published in April 2020, generated by the European Innovation Partnership Agricultural Productivity and Sustainability, estimates that in Europe an estimated 9 million tons of food is lost at the production stage (farm), while up to 16.9 million tons are lost at the processing stage (packing houses, etc.)

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

Post-harvest losses due to spoilage represent a significant problem along the supply chain and lead to profit losses in the millions. The main causes of these losses are pest or disease infestation and incorrect storage conditions, which lead to rotting or loss of fresh mass. Fruits and vegetables are largely damaged after harvest by fungi and other pathogens. It is estimated that an average of between 25% and 55% of harvested fruit and vegetables are lost globally. Post-harvest diseases have been identified as the greatest cause of post-harvest losses in fruits and vegetables, causing significant economic losses. According to Mycofumigation for the Biological Control of Post-Harvest Diseases in Fruits and Vegetables: A Review, estimates that approximately 20 to 25% of the fruit and vegetables harvested are lost due to microbial spoilage during post-harvest handling in developed countries. Furthermore, the demand for fresh fruits and vegetables, especially exotic tropical fruit, has contributed to the demand for post-harvest treatments to increase shelf life and maintain quality, resulting in more efficient export trade.

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

The global organic food market grew from $259.06 billion in 2022 to $294.54 billion in 2023 and will grow to 318$ billion at 2025 at a compound annual growth rate (“CAGR”) of 14%. According to the 2025 Organic Food Market Report, the organic food market is expected to grow from $512.01 billion in 2027 to $568.82 billion in 2029 at a CAGR of 15.6%. In addition, strict regulations have been imposed on the usage of pesticides and GMO-produced crops worldwide. This, in turn, has influenced consumer demand for organic fruits and vegetables.

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

Current Market Drivers and Trends

In addition to food safety and food waste concerns, the following market drivers are also shaping the food industry by setting standards and conditions on the main actors in the industry:

●	Focus of consumers on health characteristics: consumers are more aware and conscious of the health characteristics of the food they consume. Consumers pay more attention to the qualities of the fresh produce they buy. Particularly in the United States and Europe, products such as berries, avocados, mangoes, pomegranates, papayas and sweet potatoes are gaining popularity and considered “super foods,” and these products are showing a strong annual import growth of 10% to 20% according to Inspirafarms, a designer and developer of cooling technology, including for fresh fruit and vegetables.

●	Increasing demand for organic produce: the demand for organic products is growing rapidly, particularly in both Europe and North America and is closely related to consumer interest in healthy and pure eating. While the increasing demand created potential for oversees supply, it can be challenging and expansive for exporters in tropical climates to comply with the increasingly demanding organic standards.

●	Success of retailers determined by quality of produce: a report by Fruit Logistica published in 2019, based on consumer surveys that involved almost 7,000 consumers in 14 different markets across Europe and North America, demonstrated the increased importance of fresh produce for the profitability of food retailers. According to the report, when choosing the place to buy their groceries, consumers focus on the quality of the stores’ fresh food, with freshness of fruits and vegetables being their top priority. The report also showed that customers who are satisfied with the store’s fresh food quality would visit the store more frequently than those who are not. In addition, consumers are also willing to pay more for better-quality produce and their basked will be 4% larger.

●	Promoting sustainability: a large range of sustainability aspects are directly related and affected by the fresh produce industry. We believe food waste accounts for 8% of global greenhouse gas emissions. Both consumers and businesses are becoming more aware of the growing importance of sustainability issues. As consumers increasingly embrace social causes, they seek products and brands that align with their values. According to an analysis published by Research Insights, nearly 6 in 10 consumers surveyed are willing to change their shopping habits to reduce environmental impact, nearly 8 in 10 respondents indicated sustainability is important for them, and among those respondents that indicated that sustainability is very or extremely important, over 70% indicated that they would pay a premium of 35%, on average, for brands that are sustainable and environmentally responsible. An increasing number of companies in the fresh food sector are investing in sustainability. A survey conducted by Champions 12.3 in 2017 showed that 99% of businesses that invested in reduction of food loss and waste, received a net positive financial return. Primary production companies are investing in aspects of food losses, energy efficiency and carbon footprint, through innovations such as drying produce, on-farm and off-grid cold rooms and post-harvest treatments.

●	Food retailers seek to reduce their waste and maximize their revenues: According to Recycle Track Systems (RTS), a waste management company focused on food loss and waste, the report “Retail Food Waste Action Guide: Food Waste in America 2025” states that nearly 60 million tons of food are wasted annually in the U.S. retail sector alone. This food waste represents an estimated loss of approximately $218 billion each year. Some retailers, including Walmart, have committed to implementing a zero-waste policy. However, they have faced challenges and may not fully achieve all of their 2025 sustainability targets related to becoming zero waste. Prevention solutions across the retail value chain offer the highest returns to retailers and are growing the fastest.

●	Regulators are promoting the use of safer chemical-based product: for example, the EPA offers a “Safer Choice” label that product manufacturers may use on qualifying products to help consumers and commercial buyers identify products with safer chemical ingredients. The EPA requires that every chemical, regardless of percentage, in a Safer Choice-certified product is evaluated and allows only the safest ingredients.

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

As of December 31, 2024, we fully commercialized our solution with respect to easy peelers, lime, bell peppers, dates, pears and avocado in Israel, Peru and the US, and we have run small trials in collaboration with commercial partners on lime, avocado and mango in countries that are facing export challenges to Europe. To maximize our efforts, we have decided to focus during 2025 on countries like Peru and Brazil which are large producers and exporters of fruit to Europe.

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

Commercialization Stage

The table below summarizes our commercialization efforts and activities as of December 31, 2024.

	Easy peeler	Lime	Avocado	Berries	Lemon	Mango	Pears
California, USA	v
Israel	v		v		v		v
Peru	v			v
Brazil		v				v

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

The regulation for pre-harvest (in the field) application especially in California as well as in Israel may take more time than post-harvest application due the potential impact on the environment. In October 2023 we have received a pre-harvest regulatory approval registration in California. In parallel, we started to run additional pilots in Israel with potential strategic partners in order for them to evaluate and validate the potential of FreshProtect for the pre-harvest market.

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

Over the course of the last few years, we understood that working with global post-harvest service companies is challenging, especially when considering that our solutions reduce or replace their lucrative products (fungicides) on the packing line. Furthermore, we concluded that the validation of our solutions by these post-harvest service companies is long and required multiple pilots over several years. In addition, following the positive results on berries, and taking into account the short shelf life and the lack of existing solutions, we decided to focus our efforts on developing such solutions since a shorter shelf life may reduce our sale cycle and, accordingly, present greater market opportunity.

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

In order to achieve our goals, we intend to:

●	Develop a Strong Marketing Message Around Promoting Safe Food While Avoiding Food Waste. We plan to brand our fresh produce with a “chemical residues free” seal of approval and we believe that like-minded fruit packers around the globe will seek to differentiate themselves from their competitors by obtaining this seal.

●	Expand Our Activities to Include Focus on Various Berries. The berry market is virtually untapped and consists of very sensitive produce with limited shelf-life that stand to benefit from our solutions. Berries can be harvested several times throughout the course of the year and are considered to be a high value crop.

●	Acquire or License Complementary Products and Technologies. We actively search for products and technologies that can enhance our portfolio and grow our business to address all the post-harvest treatments such as fruit coating products or technologies.

●	Expand to Additional Produce and Geographies. Our plan is to focus first on key countries and regions with the largest markets for our crops, including Mexico, Israel, Ethiopia, Ghana, key markets in the United States such as California, Peru and Brazil. In the future, we are also planning to increase the variety of crops that can be treated with our products, to include produce such as apples, tomatoes, pomegranate, eggplant, broccoli, and papayas.

●	Focus on Exportation to Europe. We plan to increase our focus on exports to Europe, from countries such as Peru and Brazil, as European Union regulations permit a limited use of fungicides. When taking into account these regulations, which are becoming increasingly difficult, and the long transportation time, there is a significant increase in the risk of produce decay.

●	Leverage Our Products Through Collaborations. Our focus and expertise in the development of green products for the agri-tech industry and in post-harvest treatments allow us to be a partner of choice for other businesses looking for development partners and for larger companies wanting to leverage their product such as PAA into new combination products. For example, companies selling or owning fungicides, the MRL of which is being reduced, and that are working in synergy with our products are good partners. This type of collaboration could allow them to continue selling their product.

Selling and Marketing

Although since 2022, we ran over fifty successful pilots with potential commercial partners, we discovered that the sale cycle is significantly longer than we had anticipated and noted it would take, on average, at least two seasons for our new solutions to be fully implemented.

Therefore, during 2024, we optimized our marketing and sales strategy. We now concentrate our efforts first on high value crops, such as avocado, mango, citrus, pears, various berries, dates and bell peppers, while targeting larger producing countries in both the northern and southern hemispheres to overcome the seasonal effect. In the last 12 months, we conducted pilots in South and Central America, the United States, and Israel. In addition, to shorten the length of our pilots, we now aim to target fresh produce with a comparatively shorter shelf life, including various berries. Over the next 12 months, we intend to focus mainly on following up with the pilots performed during the last 18 months in Peru, Brazil, the United States and Israel and convert them into full commercial applications. To facilitate our market penetration, we are collaborating with local agents and experts in various jurisdictions, each of which has connections with packers and retailers on the ground, which helps us bridge the language and cultural gaps.

Israel

Over the course of 2022, we ran pilots with large packing houses in Israel on pears, berries, pomegranate and tomatoes. Following several successful pilots on pears, a leading Israeli pear packing company started mid-2023 to use our solution as their commercial applications for two pear varieties. Following the successful season, the packing house is considering applying Save Foods’ solution to all their pears.

United States

The first market we targeted for the sale and distribution of SavePROTECT is the post-harvest citrus industry in the State of California, which according to the 2022 USDA report on citrus fruit accounts for 62% of total United States citrus production.

Over the last three years, we have treated more than 200,000 tons of citrus fruit with different versions of our SavePROTECT product. Under the supervision of a world leading packing house in the citrus fruit industry, we evidenced our solutions’ utility as having a good safety profile, ensuring food safety and controlling microbial spoilage. We plan to leverage this collaboration in order to further penetrate the citrus based fruit packing industry, both in California and beyond.

The post-harvest treatment market for fruits and vegetables, which, according to a post-harvest treatment market analysis by Grand view Research, is projected to grow from $2.03 billion in 2024 to $3.09 billion by 2030, growing at a CAGR of 7.3% during the forecast period, is led globally by select companies, including DECCO U.S. Post-Harvest, Inc., (United States), Bayer AG (Germany) Syngenta Crop Protection AG (Switzerland), Xeda International (France), John Bean Technologies (United States) and Agrofresh (United States).

Brazil

Brazil ranks third globally in fruit production and exported more than one million tons of fruit during 2023 according to Brazilian Farmers, an employer’s organization affiliated with the Brazilian Confederation of Agriculture and Livestock (CNA). According to an article published on Fresh Plaza, a global trade media platform, in 2021, the European Union and the United Kingdom accounted for more than 60% of Brazil’s fruit export destinations. The main fruits exported from Brazil to Europe and the UK during 2023 included table grapes, limes, avocados, litchis, bananas, melons, and papayas. These fruits represent a significant portion of Brazil’s fruit exports, with about 75% of exported fruit from Brazil exported to the European and UK markets.

In 2022, we began to evaluate the opportunity of the Brazilian market and the regulatory landscape in collaboration with Endeavour Biologicos, a Brazilian agri-biotech company focused on biological crop protection, and Oxytrade Comércio, a Brazilian trading company with expertise in import/export. By the end of the second quarter of 2023, we received approval from Endeavour Biologicos for the distribution of our products. We have entered into a distribution agreement with Oxytrade, which is responsible for managing distribution and facilitating connections between SaveFoods and potential clients in Brazil. Following a series of successful trials on lime, we are now advancing to a semi-commercial pilot to determine the optimal dosing for SaveFoods’ commercial treatment. Additionally, we are preparing a trial on mango to generate results for local packers.

Peru

According to statistics from Peru’s Ministry of Agricultural Development and Irrigation, Peruvian agricultural exports reached a record of $7.56 billion in 2022. In 2022, Peru’s blueberry exports reached a record $1.36 billion, Peru’s avocado exports reached $895 million and Peru’s grape exports reaching a record high of $1.46 billion, followed by citrus and mango.

We have conducted pilots since 2022 in Peru, mainly on avocado, berries, mandarins, and snow peas with a large multinational packers. Following these successful pilots, during 2024, such packer started using our solution commercially on a small-scale on avocados with the goal of advancing to full commercial application for 2025.

Intellectual Property

We rely on patents and trade secret protection laws to protect our proprietary products and intellectual property. We entered into confidentiality agreements with our employees, consultants, customers, service providers and vendors that include our technology and proprietary manufacturing processes.

As of March 31, 2025, Save Foods Ltd. owned thirteen issued patents. These patents were granted in Israel, the United States, South Africa, and Europe and expire between 2031 and 2041. In addition, ten patent applications are pending.

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

A claim was filed by ECOLAB against the registration of our Patent No. 11825901.9 (Public number EP2615932B1), the Opposition to European Patent has been concluded in the Company’s favor in December 2024. Accordingly, European Patent No. 11825901.9 is maintained with claims covering a method of protecting edible matter using a specific performic acid composition.

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

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-003-IL	Israel	Patent	Issued	227328	June 23, 2013
SVF-P-003-US	United States	Patent	Issued	9,487,350	June 23, 2013

Sterilization Compositions and Methods for Use Thereof

This patent is related to kits and methods for controlling pathogen load within or on the surface of an edible plant matter.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-006-EP	Europe	Patent	Pending	21763868.3	March 1, 2020
SVF-P-006-MX	Mexico	Patent	Pending	MX/a/2022/010828	March 1, 2020
SVF-P-006-PE	Peru	Patent	Pending	001876-2022/DIN	March 1, 2020
SVF-P-006-US	United States	Patent	Pending	17/908,624	March 1, 2020
SVF-P-006-ZA	South Africa	Patent	Issued	2022/09840	March 1, 2020

Combined Fungicidal Preparations and Methods for Use Thereof

This patent is related to compositions and to methods for reducing pathogen load on a substrate.

File Number	Country	Type	Status	Application/Patent Number	Priority Date
SVF-P-007-EP	Europe	Patent	Pending	21829736.4	June 23, 2020
SVF-P-007-CA	Canada	Patent	Pending	3,184,215	June 23, 2020
SVF-P-007-US	United States	Patent	Pending	18/012,486	June 23, 2020

We cannot ensure that any patent will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. There is also a significant risk that any issued patents will have substantially narrower claims than those that are currently sought.

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

We also compete with heavily diversified multi-national chemical conglomerates, which produce various biocide formulations designed to kill or deactivate pathogenic micro-organisms. Of these, two companies are the most significant:

●	Evonik Active Oxygens, LLC: A subsidiary of Evonik Industries, AG (Germany). It is a significant worldwide producer of hydrogen peroxide, persulfates and PAA. These products are part of the “Smart Materials” division of Evonik which generated 4.46 billion Euro in sales in 2023; and

●	Solvay S.A. (Belgium): Similar to Evonik Industries, Solvay is a heavily diversified multinational chemical conglomerate. During the fiscal year 2024, Solvay had approximately 4.686 billion Euro in net sales, spread across the breadth of their product lines. Most relevant to us is their blends of PAA and hydrogen peroxide, sold in two primary formulations - OXYSTRONG for water treatment and PROXITANE for the food industry.

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

On February 5, 2024, we received the confirmation from our partners in Brazil, that Save Foods products may be commercialized in Brazil without any further regulatory approvals.

Registration of Our SpuDefender and FrehProtect

We currently have registrations for our SpuDefender (EPA Reg. No. 86381-1) and our FreshProtect (EPA Reg. No. 86381-2), in the United States at both the federal level and in the individual states where the products are sold for the use in post-harvest settings. To allow the utilization of our FreshProtect in pre-harvest settings, we submitted to the EPA an updated product label in January 2023.

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

Our Strategy and Study Results

In December 2023 our majority-owned subsidiary, NTWO OFF, a research and development company using technologies developed at the Volcani Institute, under the leadership of Dr. Dror Minz, commenced a controlled trial to examine its solution for the reduction of greenhouse gas emissions, with a specific focus on nitrous oxide.

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

Source: Dr. Mintz, Volcani Institute

Our aim is to establish relationships with commercial entities that could benefit from NTWO OFF’s potential solution, in hopes of effectively reducing N₂O greenhouse gas emissions associated with agricultural activities.

As part of this effort, we are exploring the commercial feasibility of the technology, including identifying potential companies for future adoption. The implementation of the technology is expected in the long term, both in terms of application and measurement capabilities, and the Company is currently assessing its business potential.

Solterra Renewable Energy Ltd. and Related Projects

Solterra, a wholly-owned subsidiary of Solterra Energy, engages in the development of renewable energy projects through its local subsidiaries in the solar energy sector and presents certain investment opportunities in solar PV projects. The business strategy primarily involves selling renewable energy projects to third parties at various stages of development. These activities encompass the development of renewable energy projects from the initial stage of land identification and project advancement through construction, operation, or sale to a third party. Currently, operations are conducted in Italy, Poland, and Germany, with potential expansion to additional countries with most projects are expected to be sold at various development stages, with the possibility of a larger portion of projects being held long-term for operation by Solterra in the future. To date, such investment opportunities have included projects in Melz, Germany. On February 24, 2025, we participated in a joint venture to finance two battery storage projects in Sicily, Italy.

The renewable energy sector is well-developed in Poland, Italy, and Germany, where the Operating Entity (as defined below) operates. Numerous entities are involved in renewable energy projects leading to intense competition, featuring both large global and local companies, as well as smaller local firms specializing in specific regions. As of March 31, 2025, Solterra’s market share in the renewable energy sector in these countries is not significant.

The following describes work processes involved in the development, construction, and operation of renewable solar energy projects:

Project Development

●	Land identification and engagement with landowners: To identify suitable land for a project, a local team assesses various parameters such as location relative to a potential grid connection point, land slope and suitability for future installation of renewable energy generation facilities, site accessibility, various constraints such as soil type, flooding potential, archaeological considerations, environmental considerations, etc. Engagement with landowners typically occurs in the initial project stage through a binding agreement for obtaining rights (purchase, lease, or rental), which allows the specific entity operating per the country or region (the “Operating Entity”) to sign a final agreement at a later stage when there is greater certainty regarding the feasibility and profitability of the project. All entities

●	Land assessment and project evaluation:

●	Planning constraints: Each country or region has planning constraints that may affect the likelihood of obtaining a building permit in the final stage of the process. The Operating Entity maps and reviews the various planning constraints based on available planning information and assess their potential impact on the construction of facilities on the designated land. Such planning constraints may exist, for example, in cases of proximity to infrastructure or roads, proximity to water sources or streams, specific guidelines for the types of facilities that can be built on the land, fire history, archaeological constraints, earthquake potential, regional drainage plans, etc.

●	Optimal facility design for the land: Based on the topography and limitations of the area, a preliminary facility is designed to assess the construction potential under the constraints and limitations, and the optimal technology for the area is selected (fixed facility, tracking facility (tracker), storage solution, etc.).

●	Assessment of a potential connection solution: The Operating Entity assess the status of the electricity grid in the area and the options for connecting the facility to the grid according to the needs and available supply in the area, including discussions with the local grid operator. This assessment is carried out by local group employees or local consultants. Such an assessment is intended to help, among other things, evaluate connection solutions, connection costs, timelines, etc.

●	Output assessment: The Operating Entity performs an output assessment of the project based on various data and simulations. This assessment is carried out by the Operating Entity’s local team and with the help of dedicated consulting firms as needed.

●	Business plan preparation: For each project, the Operating Entity prepares a business plan based on collected information, assessments, and forecasts (including regarding output, electricity prices and sales, land costs and operating costs, taxes, financing, etc.). The Operating Entity maintains a basic business model adapted to each country according to the different regulations and tax laws. A business plan for each project is updated and maintained by the Operating Entity’s local team.

●	Risk assessment: If business, technological, or legal risks are identified in the process, an assessment of the risk level and their implications for the business plan and the project is carried out. The risks are documented by the local team and discussed with the Operating Entity’s management.

●	Decision-making regarding project advancement: After completing the project examination and evaluation process, Operating Entity’s management decides whether to continue developing the project or abandon it. The decision is made based on forward-looking information presented to Operating Entity’s management, including professional assessments, estimates, and forecasts.

●	Establishment of a project company: If it is decided to proceed with project development, the rights related to the project are transferred to a dedicated project company (SPV).

●	Development services agreement: The Operating Entity negotiates an agreement for development services if development is planned to be outsourced to external contractors. The agreement will be signed with a local subsidiary of the company in the relevant country of operation.

●	Grid Connection Solution: An application to obtain a grid connection solution in the relevant country of operation will need to be submitted to the transmission system operator (TSO) or the distribution system operator (DSO). Sometimes the solution provided differs from the solution planned in the previous stage, depending on supply and demand or the development status of the transmission grid. A grid connection solution provided for a project reflects the future connection cost as well as development costs or implications for the power line required from the facility to the connection point. If the costs significantly exceed the planned amount, the decision to proceed with development may be reassessed.

●	Completion of land rights acquisition: Land rights in exchange for payment of the agreed consideration, and registration of rights of in land registries are then required.

●	Depositing guarantees: To secure the proposed connection solution, guarantees or other collateral are required. In many cases, there is a right to a refund of the guarantees or collateral if a project is canceled and the grid connection is released.

●	Building permit: An application for a building permit based on engineering and electrical planning will need to be submitted to the relevant municipal authority. The process is subject to objections and usually requires participation in planning committee meetings to present the project and make adjustments as required by the planning committees. After obtaining a building permit, a project is ready for construction (Ready to Build). Currently, the Company’s business strategy focuses on selling projects during the development stages. Accordingly, the Company expects to sell projects prior to obtaining a building permit.

●	Project financing: The Operating Entity and/or Solterra will engage with financial institutions to provide loans for project construction financing, and maintain ongoing management of the relationships with lenders, including providing information and periodic reporting regarding compliance with milestones and financial benchmarks.

●	Power purchase agreements: Entering into a power purchase agreement, for long-term electricity sales or other alternatives according to electricity trading options in the various markets.

Project Construction and Grid Connection

●	Contracting with an engineering, procurement, construction contractor, grid connection agreement, and ancillary construction agreements.

●	Ordering and purchasing equipment.

●	Managing detailed engineering planning according to building permits.

●	Construction site management and engineering supervision.

●	Management and supervision of safety procedures at the construction site.

●	Acceptance tests and connection to the electricity grid.

Italy’s Renewable Energy Landscape and Regulatory Processes

In June 2024, the Italian government published its updated National Energy and Climate Plan (“NECP”). The Plan reference scenario aims for a 58% reduction in emissions by 2030 compared to 2005 levels, while the policy scenario targets a 66% reduction, aligning with the European Union’s goal of a 62% reduction compared to 2005. Under this plan, coal-fired power plants will be shut down in 2025 and replaced by battery storage and gas-fired plants. The total renewable energy capacity is projected to increase to 131 GW, including 80 GW of solar power, representing a growth of approximately 45 GW compared to the installed capacity at the end of 2024.

The NECP also set a target of 7.5 to 8.5 GW of battery energy storage system (BESS) capacity by 2030, encompassing both residential and industrial-scale storage. To support this target, Italy has launched a program to encourage investments in industrial-scale storage, aiming for at least 70 GWh of storage capacity within the next decade. This initiative is expected to require investments exceeding €17 billion.

Furthermore, the Italian government plans to hold its first auction for energy storage capacity under the MACSE mechanism in the first half of 2025. This auction aims to support the installation of storage projects to meet Italy’s renewable energy target of 131 GW by 2030. These auctions will focus on availability tariffs for a 15-year period, with quotas allocated to each region in Italy, emphasizing Southern Italy, Sicily, and Sardinia.

Electricity sales in Italy are currently conducted through several primary channels. Alongside trading on the power exchange, there are auction schemes where Italy commits to a fixed tariff for 20 years without a commitment to the amount of electricity generated. The payment scheme is based on the price difference between the market price and the winning bid submitted by the electricity producer. In the photovoltaic sector, these auctions are open only to projects not located on agricultural land.

Concurrently, another option for electricity sales is long-term Power Purchase Agreements (“PPAs”). These agreements typically have a term of approximately 10 years (compared to auctions with a typical sales period of 20 years). PPAs are particularly relevant for photovoltaic facilities as they allow construction on relatively inexpensive agricultural land (which is excluded from auctions).

Due to restrictions on non-agricultural land, most projects under development in Italy, including those of the Company, primarily consider PPAs and/or sales of electricity on the open market at variable prices, rather than participating in auctions.

Regulation and Permitting Processes for Renewable Energy Projects in Italy

The permits required for constructing renewable energy power plants vary depending on the type of facility. The following is a general overview of the permitting process required for photovoltaic facilities:

●	Securing Land Rights: The initial step typically involves securing land rights, usually through a long-term lease agreement or a right to purchase the land, contingent upon obtaining a building permit for the project. This agreement usually covers a development period of 2-3 years, followed by a lease agreement for at least 30 years or a land purchase agreement.

●	Grid Connection Approval: Grid connection must be facilitated through facilities owned and operated by electricity grid operators. Facilities with a capacity of up to 10 MW submit a connection request through local distributors (DSOs), who review and provide the terms, timelines, and costs for the connection. The application includes a document outlining preliminary connection conditions and another with specific and detailed conditions. This document specifies the work required from the producer and the work required by the distributor. Upon acceptance of the terms, an agreement is entered into between the producer and the distributor. Higher-capacity facilities require a similar process with the national transmission company (TSO), which usually also includes a detailed solution for connection of the project.

●	Advanced Permitting Stage: If a project qualifies for exemptions in the planning and environmental permitting process (PAS procedure, as explained below), it is considered to be in the advanced permitting stage. Otherwise, it is classified as being in the permitting stage.

●	Planning and Environmental Procedures: The planning and environmental process in Italy is divided into three possible tracks:

●	AU (Autorizzazione Unica) Procedure: This procedure involves submitting planning documents to the regional or national committee and a parallel environmental impact assessment to the relevant environmental ministry. After a hearing with all stakeholders and obtaining AU approval, an application for a building permit must be submitted to the municipality. The AU process typically takes 12 to 24 months on average.

●	PAUR (Provvedimento Autorizzatorio Unico Regionale) Procedure: This procedure combines the planning and environmental aspects and is handled by a single entity – a regional or provincial committee (above municipal/local and below regional). Similar to the AU procedure, after a hearing with stakeholders and obtaining approval, a building permit application must be submitted to the municipality. The PAUR process typically takes 18 to 24 months on average.

●	PAS (Procedura Abilitativa Semplificata) Procedure: This is a simplified and expedited procedure conducted with the local municipality, requiring only the submission of project planning documents. If there are no objections within approximately 90 days, approval is granted, which also serves as a building permit.

The specific track a project follows depends on factors such as project size, location, and various environmental parameters.

●	Advanced Permitting Stage (Post-PAS or Similar): After completing the relevant procedure (PAS, AU, or PAUR), the project is considered to be in the advanced permitting stage, and development costs are capitalized as assets under construction in the financial statements.

●	Building Permit: If the statutory track is AU or PAUR, a building permit application must be submitted to the municipality, a process that may take 3 to 6 months.

●	Ready to Build (RTB): After obtaining the building permit, the project is considered RTB.

●	Grid Connection Work Commencement Approval: Generally, the planning approval includes all necessary permits for commencing work and connection. However, if changes are required regarding the grid connection, additional approval is needed to begin connection work.

●	Operating Permit: Every renewable energy power plant with a capacity exceeding 20 kW is required to obtain an operating permit and a unique identification code for the facility.

In Italy, Solterra Energy operates through Solterra Brand Services Italy srl, a company registered in Italy and held equally by Solterra and its partner Brand Energy Ltd. (“Brand”). Brand is a private company wholly owned by Brand (M.G.) Ltd., (a public company).

In Poland and Italy, Solterra Energy operates through Solterra in collaboration with Brand. The collaboration encompasses investment, development, financing, construction, operation, maintenance, acquisition, improvement, and sale of renewable energy projects, including clean energy, solar energy, wind energy, and energy storage facilities in the target countries. Each of Solterra and Brand holds a 50% stake in these projects through local subsidiaries.

Employees

As of March 31, 2025, we (together with our wholly owned subsidiary, Save Foods Ltd. and NTWO OFF Ltd.) have three full-time employees and two part time employees. Our executive officers, David Palach and Lital Barda, are responsible for the day-to-day operations of our company.

item 1a. risk factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, any one of which could have a materially adverse effect on our results of operations, financial condition or business. These risks include, but are not limited to, those listed below.

●	We have a history of operating losses and expect to incur additional losses in the future.
●	We may need to raise significant additional capital, which we may be unable to obtain.
●	We may not be successful in our efforts to complete and integrate current and/or future acquisitions, which could disrupt our current business activities and adversely affect our results of operations or future growth.
●	We may not be successful in our efforts to complete and integrate current and/or future joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth.
●	Because of our limited operating history, we may not be able to successfully operate our business or execute our business plan.
●	Our customers require that our products undergo a lengthy pilot period without any assurance of sales.
●	Our products and technology require additional trials.
●	The commercial success of our new generation products, as well as any future products, depends upon the degree of market acceptance by the packing house community as well as by other prospect markets and industries.
●	We may face significant competition from other companies looking to develop or acquire new alternative environmentally friendly solutions for the treatment of fruits and vegetables, and other edible matter.
●	Our success is dependent upon the acceptance of our environmentally friendly solutions for fruits and vegetables.
●	We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products.
●	We currently rely on a limited number of suppliers to produce certain key components of our products.
●	If we are unable to establish sales, marketing and distribution capabilities or enter into successful relationships with third parties to perform these services, we may not be successful in commercializing our products.
●	We rely on rapidly establishing global distributorship network in order to effectively market our products.
●	The results of our early tests may not be indicative of results in future tests and we cannot assure you that any planned or future tests will lead to results sufficient for the necessary regulatory approvals.
●	Our products are highly regulated by governmental agencies in the countries where we conduct business and in countries in which we plan to expand. Our failure to obtain regulatory approvals and registration, to comply with registration and regulatory requirements or to maintain regulatory approvals would have an adverse impact on our ability to market and sell our products.
●	Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Brazil and Israel, which might take longer than expected.
●	The inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities.
●	Our business and operations may be affected by unexpected events, including climate change conditions, which could materially harm our financial results.
●	Conditions in the global economy, including inflation and recessionary pressures, may adversely affect our business, financial condition and results of operation.
●	Increased attention to environmental, social, and governance matters and conservation measures may adversely impact our business or that of our manufacturers.
●	Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business and results of operations.

●	We are subject to risks relating to portfolio concentration.
●	Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States or Israel.
●	Our business depends to some extent on international transactions.
●	If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, our ability to compete will be harmed.
●	If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unprotected know-how, our ability to compete will be harmed.
●	We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.
●	If we or our contractors or service providers fail to comply with laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our products or future products that we may develop and may harm our reputation in our industry.
●	Regulatory reforms may adversely affect our ability to sell our products profitably.
●	Our investment in the solar energy sector is both for strategic and financial reasons but we may not realize a return on our investments.
●	Climate-related risks may adversely affect Solterra’s business and our joint venture value.
●	Regulatory and Compliance Changes May Adversely Impact Solterra’s Operations and Our Joint Venture Value.
●	Permitting and Licensing Delays May Impact Solterra’s Project Timelines and Our Joint Venture Value.
●	Fluctuations in Electricity Tariffs May Impact Solterra’s Revenue and Our Joint Venture Value.
●	Supply Chain and Contractor Disruptions May Delay Solterra’s Projects and Affect Our Joint Venture Value.
●	Equipment Malfunctions and Downtime May Impact Solterra’s Operations and Our Joint Venture Value.
●	Intense Competition in the Renewable Energy Sector May Affect Solterra’s Market Share and Our Joint Venture Value.
●	Joint Venture and Partnership Risks May Affect Solterra’s Projects and Our Joint Venture Value.
●	Safety and Operational Risks May Impact Solterra’s Business and Our Joint Venture Value.
●	The evolution of our business strategy may not be successful and we may require additional financing, have increased operational costs or other financial harm to our business and financial condition
●	If NTWO OFF becomes subject to environmental-related claims, it could incur significant cost and time to comply.
●	NTWO OFF requires certain permits to operate its nitrous oxide business. If NTWO OFF is unable to obtain or renew such permits it will adversely impact our operations.
●	NTWO OFF is an early-stage company and we can provide no assurance of the successful and timely development of its products
●	Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues.
●	We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.
●	It may be difficult to acquire jurisdiction and enforce liabilities against our officers and directors who are based in Israel.
●	If we fail to comply with the Nasdaq Capital Market listing requirements, we will be subject to potential delisting from the Nasdaq Capital Market.
●	The market price of our common stock may be highly volatile.
●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our share price to fall.
●	We may need additional capital, and the sale of additional shares or equity or debt securities could result in additional dilution to our stockholders.
●	Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our common stock, our stock price and trading volume could decline.
●	We do not anticipate paying any cash dividends in the foreseeable future.
●	Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
●	We incur additional increased costs as a result of the listing of our common stock for trading on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.
●	We face risks related to compliance with corporate governance laws and financial reporting standards.
●	The ongoing conflict in Ukraine may result in market volatility that could adversely affect our business.
●	If we fail to implement and maintain effective internal control over financial reporting, we may be unable to report our financial results accurately or meet our reporting obligations.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and expect to incur additional losses in the future.

We have sustained losses in recent years, which as of December 31, 2024, accumulated to $34,553,000. We are likely to continue to incur significant net losses for at least the next several years as we continue to pursue our strategy, which is currently focused on converting pilots into paying customers, following lengthy sale cycles of at least two seasons. Our losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our share price or cause us to cease operations. As discussed in Note 1 to the financial statements, as a result of these factors, there is substantial doubt about our ability to continue as a going concern.

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

Any acquisition may involve many risks, including the risks of:

●	diverting management’s attention and other resources from our ongoing business concerns;
●	entering markets in which we have no prior experience;
●	improperly evaluating new services, products and markets;
●	being unable to maintain uniform standards, controls, procedures and policies;
●	failing to comply with governmental requirements pertaining to acquisitions of local companies or assets by foreign entities;
●	being unable to integrate new technologies or personnel;
●	incurring the expenses of any undisclosed or potential liabilities; and
●	the departure of key management and employees.

If we are unable to successfully complete the MitoCareX acquisition, or future acquisitions or to effectively integrate NTWO OFF or future acquisitions, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. Even if we are successful in completing acquisitions, we cannot assure that we will be able to integrate the operations of the acquired business without encountering difficulty regarding different business strategies with respect to marketing and integration of personnel with disparate business backgrounds and corporate cultures. The integration of NTWO OFF, which was incorporated in August 2023, is still in progress and, we cannot assure that such process will be completed without encountering difficulties. Further, in certain cases, mergers and acquisitions require special approvals, or are subject to scrutiny by the local authorities, and failing to comply with such requirements or to receive such approvals, may prevent or limit our ability to complete the acquisitions as well as expose us to legal proceedings prior or following the consummation of such acquisitions. In some cases, such proceedings, if initiated, may conclude in a requirement to divest portions of the acquired business.

We may not be successful in our efforts to complete and integrate current and/or future joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth.

We may face challenges in managing and integrating our PV joint venture with Solterra, as well as any future joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth. Engaging in joint ventures involves several risks, including:

●	Diverting management’s attention and resources from our ongoing business concerns;
●	Entering markets in which we have limited or no prior experience;
●	Improperly evaluating new services, products, and markets;
●	Being unable to maintain uniform standards, controls, procedures, and policies;
●	Failing to comply with governmental requirements related to joint ventures;
●	Being unable to integrate new technologies or personnel effectively;
●	Incurring expenses from undisclosed or potential liabilities; and
●	The departure of key management and employees.

If we are unable to successfully manage and integrate our joint ventures, our ability to grow our business or operate effectively could be compromised, potentially impacting our business, financial condition, and operating results. Even if we succeed in forming joint ventures, we cannot guarantee seamless integration of operations without encountering difficulties related to differing business strategies, marketing approaches, and integration of personnel with diverse backgrounds and corporate cultures. Additionally, joint ventures may require special approvals or be subject to scrutiny by local authorities, and failing to comply with such requirements or obtain necessary approvals could limit our ability to complete joint ventures and expose us to legal proceedings. In some cases, such proceedings may result in a requirement to divest portions of the joint venture.

Because of our limited operating history, we may not be able to successfully operate our business or execute our business plan.

In September 2018, we changed our organizational structure and management team. After reviewing our company then existing strategy and results of operation, as well as examining market opportunities, the new management team decided to update our strategy, reduce the marketing and sales of its existing products, and focus our efforts and financial resources on developing its next generation of products. From 2019 to 2020, we developed, validated and tested the efficacy of our next generation product - a blend of food acids - on a variety of crops in both small- and large-scale commercial pilots. In the years 2021 through 2022, we commenced commercialization in various jurisdictions, while continuing to conduct commercial pilots. In 2023, the Company decided to reduce Save Foods Ltd.’s research and development activities and focus on existing markets. In 2024, the Company expanded its pilots in Peru and Brazil and made initial efforts to enter the Ethiopian market.

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

In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products in our target markets, including Chile, Mexico, Peru, the United States, Brazil and Israel, or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any or all of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

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

Our success is dependent upon our ability to achieve regulatory approvals and registration in the United States, Mexico, Peru, Brazil, and Israel, which might take longer than expected.

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

The recent historically high inflation in the U.S., geopolitical issues, continuous increases in interest rates, unstable global conditions and changes in exchange rates have led to global economic instability. Although demand for fresh horticultural products is considered inelastic in developed economies, the fresh produce and citrus industries that we sell to may be affected by material changes in supply, market prices, exchange rates and general economic conditions. As a result of the high inflation and recession, we are seeing record high levels of unemployment and consumer spending trends are changing. Delays or reductions in our customers’ purchasing or shifts to lower-cost alternatives that result from tighter economic market conditions would reduce demand for our products and services and could, consequently, have a material adverse effect on our business, financial condition and results of operations. Moreover, the new Trump administration has recently imposed tariffs on certain U.S. imports, and indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, and a 10% tariff on certain imports from China; China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will have on our business. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our business or that of our manufacturers.

Public companies are still facing scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, and other stakeholder groups. For example, certain institutional and individual investors have requested various ESG-related information and disclosures as they increasingly incorporate ESG criteria in making investment and voting decisions. With this focus, public reporting regarding ESG practices is still broadly expected. The existing scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters.

In addition, new sustainability rules and regulations may continue to be introduced in various states and other jurisdictions. Such climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies.

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

Other than our headquarters and other operations which are located in Israel (as further described below), we currently have limited international operations. Our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates and we also plan to retain sales representatives and third-party distributors, outside of the United States and Israel at a later date. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits, and licenses;

●	failure by us to obtain regulatory approvals for the use of our product candidates in various countries;

●	additional potentially relevant third-party patent or other intellectual property rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, as amended (the “FCPA”) its books and records, or its anti-bribery provisions.

●	Tariff increases could either negatively impact our costs or require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales.

●	Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations.

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

Risks Related to Our Investment in Solar Energy

Our investment in the solar energy sector is both for strategic and financial reasons but we may not realize a return on our investments.

We have made, and continue to seek to make, investments in the solar energy sector, by and through our collaboration with Solterra, which we believe furthers our strategic objectives and supports our business initiatives. We have thus far invested in certain PV Projects in Europe and do not restrict ourselves from pursuing additional investments in the solar energy sector. If any project in which we invest fails, we could lose all or part of our investment in that project. If we determine that an other-than-temporary decline in the fair value exists for any such investment, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain unfavorable accounting impact, such as potential consolidation of financial results. Furthermore, if the strategic objectives of an investment have been achieved, or if the investment diverges from our strategic objectives, we may seek to dispose of the investment. The occurrence of any of these events could harm our results.

Climate-Related Risks May Adversely Affect Solterra’s Business and Our Joint Venture Value

Solterra’s renewable energy power generation is subject to climate conditions, which could materially and adversely affect its business and, in turn, the value of our joint venture. The ability to generate electricity using PV technology and the revenue from electricity sales are significantly impacted by weather conditions. PV plant output depends on sunlight intensity and other climate parameters, such as sunshine hours, temperature, atmospheric pressure, and wind patterns. Extensive cloud cover, wind, humidity, temperatures significantly different from the annual average, and extreme weather changes may reduce electricity generation, impacting revenue and profitability. Unpredictable natural disasters, such as floods, sandstorms, and earthquakes, may cause shutdowns and damage constructed PV Projects, affecting their operational lifespan and profitability. Any adverse impact on Solterra’s business could negatively affect the value of our joint venture.

Regulatory and Compliance Changes May Adversely Impact Solterra’s Operations and Our Joint Venture Value

The renewable energy sector is highly regulated. Solterra’s PV projects are subject to various laws and regulations in the jurisdictions where Solterra operates, including those related to permitting, licensing, incentives, tariffs, and electricity pricing. Changes in these laws and regulations, or Solterra’s failure to comply with them, could have a material adverse effect on its business, financial condition and results of operations, which could in turn negatively affect the value of our joint venture.

Permitting and Licensing Delays May Impact Solterra’s Project Timelines and Our Joint Venture Value

The construction and operation of renewable energy projects require permits, subject to the nature and scope of the activity. Solterra’s PV projects are subject to approvals and permits from regulatory bodies and authorities in its countries of operation. There is no assurance that all necessary permits and approvals for Solterra’s PV projects will be granted, whether conditionally or unconditionally, or in a timely manner, potentially causing delays in PV project timelines and impacting their feasibility. Delays or failure to obtain necessary permits could negatively affect Solterra’s business and, in turn, the value of our joint venture.

Fluctuations in Electricity Tariffs May Impact Solterra’s Revenue and Our Joint Venture Value

Electricity tariffs significantly impact Solterra’s revenue and profitability. Solterra’s facilities are designed to connect to electricity grids in various countries, sometimes at a tariff set by relevant regulations or exposed to fluctuating market electricity prices. A decrease in tariffs paid for renewable energy generation, especially solar energy, may negatively affect Solterra’s revenue and profitability. Any decline in Solterra’s revenue or profitability could negatively affect the value of our joint venture.

Supply Chain and Contractor Disruptions May Delay Solterra’s Projects and Affect Our Joint Venture Value

Solterra’s projects rely on the timely delivery of equipment and materials and the performance of contractors and subcontractors. Disruptions to supply lines, closure or shutdown of airports and/or ports due to security, health, strikes, or other events may lead to disruptions in the supply chain of various PV Project components, consequently delaying their construction or required maintenance. Furthermore, termination of agreements with contractors and/or subcontractors, or changes in the costs of their services, could lead to project delays, increased costs, and failure to meet timelines, potentially impacting the economic feasibility of PV projects. Any of these issues could negatively affect Solterra’s business and, in turn, the value of our joint venture.

Equipment Malfunctions and Downtime May Impact Solterra’s Operations and Our Joint Venture Value

Solterra’s future revenue depends, among other things, on the proper functioning of its projects and electricity generation. Malfunctions in Solterra’s facilities and PV projects may result from product use and wear, as well as from terrorism, sabotage, accidents, theft, fires, earthquakes, extreme climate changes, natural disasters, and other unexpected adversities. These issues, as well as the need for Solterra to provide services following events requiring equipment repair and/or replacement, may cause delays in project timelines and incur significant additional costs. Any significant equipment malfunction or project downtime could negatively affect Solterra’s business and, in turn, the value of our joint venture.

Intense Competition in the Renewable Energy Sector May Affect Solterra’s Market Share and Our Joint Venture Value

The renewable energy sector is highly competitive. Solterra faces competition from various companies in the renewable energy sector, some of which are large and well-established. Increased competition could negatively impact Solterra’s market share, business, revenue, and cash flow. This increased competition could also affect the value of our joint venture.

Joint Venture and Partnership Risks May Affect Solterra’s Projects and Our Joint Venture Value

Solterra engages in joint ventures and other collaborations with partners for certain projects. Disputes or the financial difficulties of a partner could negatively affect Solterra’s PV projects and its financial results, which could in turn negatively affect the value of our joint venture.

Safety and Operational Risks May Impact Solterra’s Business and Our Joint Venture Value

The activities performed by Solterra through external contractors involve safety risks. Workplace accidents may expose workers and subcontractors’ employees to physical and psychological harm and loss of earning capacity. Although Solterra requires contractors to implement necessary safety measures, this does not preclude accidents. Insurance policies may not fully cover damages, potentially leading to significant expenses for Solterra. Any significant safety incidents or operational issues could negatively affect Solterra’s business and, in turn, the value of our joint venture.

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

Risks Related to Our Operations in Israel

Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues.

We are incorporated under Israeli law, our Chief Executive Officer, our Chief Financial Officer, and other senior members of our management team, operate from our headquarters located in Israel. In addition, our officers and directors are residents of Israel. Accordingly, our business and operations are directly affected by economic, political, geopolitical, and military conditions in Israel.

Since the establishment of the State of Israel in 1948 and in recent years, armed conflicts between Israel and its neighboring countries and terrorist organizations active in the region have involved missile strikes, hostile infiltrations, terrorism against civilian targets in various parts of Israel, and recently abduction of soldiers and citizens.

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

While our facilities have not been damaged during the current war, the factory of Plantify’s subsidiary, Peas of Bean, located in Kibbutz Gonen in the Golan Heights, and its business operation was severely impacted by the war, which led Peas of Bean into voluntary insolvency proceedings. This, in turn, caused Plantify to essentially become a company with no business activity. The hostilities with Hamas, Hezbollah, Iran and its proxies and others have caused and may continue to cause damage to private and public facilities, infrastructure, utilities, and telecommunication networks, and potentially disrupting our operations and supply chains. In addition, Israeli organizations, government agencies and companies have been subject to extensive cyber attacks. This could lead to increased costs, risks to employee safety, and challenges to business continuity, with potential financial losses.

The continuation of the war has also led to a deterioration of certain indicators of Israel’s economic standing, for instance, a downgrade in Israel’s credit rating by rating agencies (such as by Moody’s, S&P Global, and Fitch).

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of certain direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

The global perception of Israel and Israeli companies, influenced by actions by international judicial bodies, may lead to increased sanctions and other negative measures against Israel, as well as Israeli companies and academic institutions. There is also a growing movement among countries, activists, and organizations to boycott Israeli goods, services and academic research or restrict business with Israel, which could affect business operations. If these efforts become widespread, along with any future rulings from international tribunals against Israel, they could significantly and negatively impact business operations.

Prior to the October 2023 war, the Israeli government pursued changes to Israel’s judicial system and has recently renewed its efforts to effect such changes. In response to the foregoing developments, certain individuals, organizations, and institutions, both within and outside of Israel, voiced concerns that such proposed changes, if adopted, may negatively impact the business environment in Israel. Such proposed changes may also lead to political instability or civil unrest. If such changes to Israel’s judicial system are pursued by the government and approved by the parliament, this may have an adverse effect on our business, results of operations, and ability to raise additional funds, if deemed necessary by our management and board of directors.

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

Risks Related to Ownership of Our Common Stock

If we fail to comply with the Nasdaq Capital Market listing requirements, we will be subject to potential delisting from the Nasdaq Capital Market.

On March 28, 2025, the Company received written notice from The Nasdaq Listing Qualification Department notifying the Company that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The notice indicated that the Company has 180 calendar days, or until September 25, 2025, to regain compliance with the Minimum Bid Price Requirement.

If at any time prior to September 24, 2025, the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days Nasdaq will provide written confirmation of our compliance, If we do not regain compliance within the allotted Nasdaq compliance periods, including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting. If we are delisted from the Nasdaq Capital Market, trading in our securities may be conducted, if available, on the OTC Markets or, if available, via another market. In the event of such delisting, our stockholders would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our securities, and our ability to raise future capital through the sale of our securities could be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

Item 2. properties

Our commercialization and manufacturing operations are currently conducted at Neve Yarak (Israel) where we lease approximately 230 square meters of space to run our trials. The lease expired on August 31, 2024, and was extended for an additional one-year period, until August 31, 2025. Our current monthly rent payment is NIS 9,000 (approximately $2,400).

We lease office space in Miami, Florida. We renewed our lease in December 2023 for one year until December 2024, with an option to renew it for an additional one-year term. We exercised our option to renew the lease for an additional one-year term on December 15, 2024. Our current monthly rent payment is $670.

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

Market Information

Our common stock was traded on the Nasdaq Capital Market under the symbol “SVFD” until March 18, 2024. In connection with our name change on March 19, 2024, our stock began trading under the symbol “NITO”. The last reported sales price of our common stock on Nasdaq on March 28, 2025, was $0.2517 per share.

Holders

As of March 28, 2025, there were 182 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity compensation plans: the 2018 Equity Incentive Plan and the 2022 Share Incentive Plan. The following table provides information regarding our equity compensation plans as of December 31, 2024.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2018 Plan	19,217	$23.38	21,296
2022 Plan	1,729,642	-	10,341,788
Total equity compensation plans approved by stockholders	1,748,859	$23.38	10,363,084
Equity compensation plans not approved by security holders	-	-	-

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options to employees of our company, including officers and directors, and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock or cash awards as the board of directors determine, to our employees, directors and consultants. 21,296 shares of common stock were reserved for issuance under the 2018 Plan.

2022 Share Incentive Plan

The 2022 Share Incentive Plan (the “2022 Plan”) provides for the grant of incentive stock options and nonqualified stock options, restricted shares of common stock, restricted stock units and other share-based awards to any employee, director, officer, consultant, advisor and any other person or entity who provides services to our company or any parent, subsidiary, or affiliate. 10,341,788 shares of common stock are reserved for issuance under the 2022 Plan.

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

On July 31, 2023, our board of directors and on October 2, 2023, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of common stock authorized for issuance under the 2022 Plan by an additional 928,571 shares from 2,857,143 shares to 3,785,714 shares of our common stock. On September 9, 2024, our board of directors and on November 13, 2024, our stockholders approved an amendment to the 2022 Plan to further increase the number of shares of common stock authorized for issuance under the 2022 Plan by an additional 11,000,000 to 14,785,714 shares of our common stock.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of common stock equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by us.

On April 4, 2024, we issued a $1,500,000 promissory note to YA II PN, Ltd. (in exchange for proceeds of $1,455,000, reflecting an original issue discount of 3% to face value. The note was issued pursuant to the terms of a standby equity purchase agreement, dated as of December 22, 2023. The note bears interest at a rate of 8% per annum and matures April 4, 2025. Commencing June 3, 2024 and every 30 days thereafter, the Company is required to pay $150,000, together with accrued and unpaid interest on the then outstanding principal. Said payment can be made either (i) in cash or (ii) by submitting notice of an advance of shares to be issued and sold to the investor or any combination of (i) or (ii) as determined by the Company. The entire remaining principal balance and unpaid interest amount of the note becomes due and payable in full at maturity. The Note sets forth certain events of default, including a breach by the Company of another agreement with the investor, the failure of the securities of the Company to remain listed on the Nasdaq and the failure of the Company to timely file periodic reports with the SEC. Upon the occurrence of an event of default, interest will accrue at a default rate of 18% per annum and the note will become immediately due and payable, together with all costs, legal fees and expenses of collection through the date of full repayment.

On September 12, 2024, we issued an aggregate of 640,000 shares of common stock under our Incentive Plan and an aggregate of 1,050,000 shares of common stock outside of the Plan in consideration of services provided to the Company by certain consultants and officers, including 320,000 shares issued to David Palach, the Company’s Chief Executive Officer, and 160,000 shares issued to Lital Barda, the Company’s Chief Financial Officer.

On September 23, 2024, we issued 50,000 shares of common stock to an investor pursuant to the terms of a standby equity purchase agreement with such investor entered into on December 23, 2023.

On October 1, 2024, we issued a five-year warrant to purchase 1,850,000 shares of common stock at an exercise price of $1.00 per share to L.I.A. Pure Capital Ltd. (“Pure Capital”) in connection with a credit facility with Pure Capital.

On November 5, 2024, we issued 50,000 shares of common stock to a consultant for services provided to us.

On December 23, 2024, we issued 350,000 shares of common stock to Amitay Weiss, the chairman of the board, and 50,000 shares of common stock to each of Eli Arbib, Israel Berenstein, Udi Kalifi, Ronen Rosenbloom, Liat Sidi and Asaf Itzhaik, members of the board of directors, under the Incentive Plan.

The issuances of the shares described above were exempt from registration under Section 4(a)(2) under the Securities Act, as transactions by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

During the year ended December 31, 2024, we did not purchase any of our equity securities.

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

We operate through our two majority-owned Israeli subsidiaries, and one joint venture: (1) Save Foods Ltd., which focuses on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life. (2) NTWO OFF which offers a pioneering solution to mitigate N2O (nitrous oxide) emissions, a potent greenhouse gas with 265 times the global warming impact of carbon dioxide. Through NTWO OFF we aim to promote agricultural practices that are both environmentally friendly and economically viable and to become a global leader in this field by collaborating with or acquiring other companies that create innovative solutions and tools to solve other aspects of global warming’s impact of carbon dioxide.(3) A joint venture with Solterra, which operates in the solar energy section and presents certain investment opportunities in solar PV projects.

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

Solterra engages in the development of renewable energy projects through its subsidiaries. Currently, operations are conducted in Italy, Poland, and Germany, with potential expansion to additional countries in the future. Solterra’s business strategy primarily involves selling renewable energy projects to third parties at various stages of development, from the initial land identification and project advancement through construction, operation, or sale to a third party. Currently, most projects are expected to be sold at various development stages, with the possibility of a larger portion of projects being held long-term for operation by Solterra in the future.

Recent Developments

MitoCareX Bio Transactions

On February 25, 2025, we entered into a securities purchase and exchange agreement (the “SPEA”) with MitoCareX Bio Ltd., a private company incorporated under the laws of the State of Israel (“MitoCareX”), SciSparc Ltd., a public company incorporated under the laws of the State of Israel (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (together with SciSparc and Alon, the “Sellers”) pursuant to which we will acquire from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming a wholly-owned subsidiary of N2OFF. The closing of the transactions contemplated under the SPEA is subject to stockholder approval. Under the SPEA, SciSparc will sell 6,622 Ordinary Shares to us (the “Purchased Shares”) in consideration for a cash payment of $700,000. We will issue (i) to Alon shares of our common stock representing 15.5% on a fully-diluted basis; (ii) to Ciro representing 7.75% on a fully-diluted basis; and (iii) to SciSparc representing 16.75% on a fully-diluted basis, (the “SPEA Closing”); and in exchange, each of the Sellers will transfer 100% of their Ordinary Shares to us (and for SciSparc, such amount of Ordinary Shares that, together with the Purchased Shares, represents 100% of SciSparc’s holdings in MitoCareX. The Sellers are entitled to additional shares of Common Stock, for no additional consideration, up to 25% of our issued and outstanding capital stock on a fully-diluted basis calculated as of immediately following the SPEA Closing in accordance with certain milestones set forth in the agreement. Effective as of the SPEA Closing, the board of directors of MitoCareX will be reconstituted so as to consist of three directors, all of whom will be appointed by us.

Immediately prior to the SPEA Closing, Alon will enter into an amended employment agreement (the “Amended CEO Agreement”) with us and MitoCareX in connection with his employment as the Chief Executive Officer of MitoCareX, which Amended CEO Agreement provides, among other things, for a grant of restricted stock representing 5% of our capital stock on a fully diluted basis. Such shares will vest quarterly, in equal installments, for three years, subject to Alon’s continued employment with MitoCareX.

The Sellers will receive, collectively, 30% of the gross proceeds of each financing transaction closed by us for five years up to $1,600,000.

We have committed to an initial investment of $1,000,000 in MitoCareX, less any such amounts previously loaned to MitoCareX pursuant to loan agreements, dated December 22, 2024 and March 12, 2025, among N2OFF, MitoCareX and Pure Capital. and future financing of MitoCareX’s ongoing research and development subject to our board of directors approval of an operating plan and financial resources necessary to provide such funding.

Alon, the chief executive officer of MitoCareX is the brother of Kfir Silberman, the owner of Pure Capital, a stockholder and lender of our company, and each of Amitay Weiss and Liat Sidi, members of our board of directors, also serve as board members of SciSparc.

Solterra Transactions

On February 24, 2025, we entered into a shareholder’s agreement with Solterra Brand Services Italy SRL, an Italian company (“SB”), and its wholly owned Israeli subsidiary, SB Impact 4 Ltd. (“SBI4” and the “SHA”, respectively) pursuant to which our newly formed wholly-owned subsidiary, NITO Renewable will acquire 70% of SBI4’s shares from SB in order to finance two battery storage projects in Sicily, Italy.

According to the SHA, we will lend €2,300,000 to SBI4 for financing two battery storage projects in Sicily, Italy, with the loan accruing interest at 7% per annum. The SHA includes a right of repurchase for SB if we fail to provide drawdown amounts in accordance with the terms of the SHA. Financing may be sought from Shareholders (as defined in the SHA) if external options are unavailable, with unaccepted portions convertible into equity. Profits from the sales of PV Projects will be distributed based on share ownership, with adjustments as follows: if the selling price per megawatt (“MW”) (i) does not exceed €30,000, each party will receive profits according to its pro-rata share ownership of SBI4; (ii) exceeds €30,000 up to €60,000 per MW, SB will receive 40% of the profit (10% above its pro-rata share) and we will receive 60% of the profit; and (iii) exceeds €60,000 per MW, SB will receive 50% of the net profit (20% above its pro-rata share) and we will receive 50% of the net profit. Share transfer restrictions apply, requiring consent and adherence to the terms of the SHA. A party will cease to be a party to the SHA if its shareholding drops below 10%.

On February 10, 2025, we established NITO Renewable Energy, Inc., in the State of Nevada (“NITO Renewable”) for the purposes of managing and facilitating our investment opportunities in the solar energy sector.

On November 27, 2024, we acquired 100,000 shares of Solterra Energy Ltd. (“Solterra Energy”) for NIS 300,000 (approximately $82,000). Subsequently, on December 31, 2024, we acquired an additional 167,000 shares of Solterra Energy for NIS 501,000 (approximately $137,000), which resulted in us owning less than 5% of the outstanding shares of Solterra Energy.

Issuances to Directors

On December 23, 2024, our board of directors, upon the recommendation of our compensation committee and following the non-binding advisory approval by our stockholders at their annual meeting held on November 13, 2024, issued an aggregate of 650,000 shares of common stock under the 2022 Plan.

Loan Agreement

On December 22, 2024, we entered into a loan agreement with MitoCareX and Pure Capital, pursuant to which the Company agreed to loan $250,000 to MitoCareX at an annual interest rate pursuant to Section 3(j) of the Income Tax Ordinance, published by the Israel Tax Authority for loans in US dollars, which is currently the USD exchange rate fluctuation plus 3%, as may be adjusted from time to time. The term of the loan is six months with repayment of principal and accrued interest due at maturity. In the event of a transaction whereby MitoCareX becomes a subsidiary of the Company, any amount outstanding under the loan will be deducted from any future amount allocated by us to MitoCareX during the first year following a transaction. Pure Capital has agreed to guarantee the repayment of the loan by MitoCareX.

On March 12, 2025, we entered into a loan agreement with MitoCareX for an additional $250,000 under the same terms as prior loan agreement.

Private Placement

On December 10, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with each of the Selling Stockholders for aggregate gross proceeds of approximately $1,500,000 and agreed to issue an aggregate of 6,250,000 Units and/or pre-funded units (collectively, the “Units”) at a purchase price of $0.24 per unit (less $0.00001 per pre-funded unit). Each Unit consists of (i) one share of common stock and/or one pre-funded warrant to purchase one share of common stock (the “Pre-Funded Warrants”), and (ii) a one and a half warrant to purchase one share of common stock (the “Common Warrant” and together with the Pre-Funded Warrants, the “Warrants”).

 The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.00001 per share of common stock and will not expire until exercised in full. The Common Warrants have a five-year term, are immediately exercisable and have an exercise price of $0.24, subject to certain anti-dilution and stock combination event protections. The Warrants may be exercised on a cashless basis.

The Warrants may not be exercised if such exercise would result in an investor beneficially owning in excess 4.99% of the Company’s outstanding capital stock (the “Beneficial Ownership Limitation”). The exercise price of the Warrants and number of shares issuable upon the Warrants (the “Warrant Shares”) are subject to adjustments upon the issuance of certain common stock, options, convertible securities and stock combination events.

On December 11, 2024, the Common Warrant was amended to provide for a floor price if the anti-dilution provisions of the Common Warrant are triggered. The floor price is not less than $0.048 (20% of $0.24), subject to customary adjustments for stock splits and similar transactions. If the exercise price is reduced as a result of a dilutive issuance, then the new exercise price will be reduced to the floor price and the number of Warrant Shares will be proportionately increased.

On January 2, 2025, we consummated the private placement transactions contemplated by the securities purchase agreement, dated December 10, 2024 and issued 1,704,116 shares; pre-funded warrants to purchase 4,545,884 shares; and warrants to purchase 9,375,000 shares of our common stock. We received gross proceeds of $1,500,000 as a result of such issuances.

On March 19, 2025, we amended the Purchase Agreement to increase the Beneficial Ownership Limitation from 4.99% to 9.99% of our outstanding common stock.

Plantify Debt Settlement

On November 15, 2024, we entered into a debt settlement agreement (the “Settlement Agreement”) with Plantify pursuant to which Plantify issued 2,420,848 of its common shares (the “Settlement Shares”) to us at CDN$0.848 per share in full payment of debt owed to the Company in aggregate amount of CDN$2,053,000 (the “Debt”). The Debt consisted of (i) CDN$1,691,000, representing the principal and accrued interest on a convertible debenture which matured on October 4, 2024 and (ii) US$258,000 representing draws against a line of credit which we had made available to Plantify of up to $250,000 in April 2024. The closing of the Settlement Agreement occurred on December 5, 2024 upon the approval by the TSX Venture Exchange of the issuance (the “Closing Date”). On the Closing Date, Plantify issued the Settlement Shares to us and we released and discharged Plantify from all claims, demands, obligations and damages arising under or related to the Debt and released the shares of Plantify’s subsidiary, Peas of Bean Ltd., the collateral securing the convertible debenture.

As a result of the issuance of the Settlement Shares, we owned approximately 65% of the outstanding shares of Plantify for a limited period from December 5, 2024 until December 20, 2024. On December 20, 2024, Plantify notified us that it had issued its common shares in a private placement offering which resulted in us owning approximately 27% of the outstanding shares of Plantify.

On January 12, 2025, Plantify informed us that it issued additional shares to an additional lender as a debt settlement. As a result of such issuance, our share ownership of Plantify decreased to approximately 25%.

Amended Bylaws

Effective November 11, 2024, our board of directors approved and adopted amended and restated our bylaws to change the quorum requirement from a majority of the shares entitled to vote at a meeting of stockholders to 33.33% of the voting power entitled to vote at a stockholder meeting.

Credit Facility Agreement

On October 1, 2024, we entered into a facility agreement (the “Facility Agreement”) with Pure Capital for financing of up to EUR 6,000,000 (the “Credit Facility”), EUR 2,000,000 of which may be used to finance one project in Germany, and the remaining EUR 4,000,000 for any other projects subject to pre-approval by Pure Capital. Under the Facility Agreement, we agreed to issue the Lender a five-year warrant (the “Facility Warrant”) to purchase 1,850,000 shares of common stock (the “Facility Warrant Shares”), with an exercise price of $1.00 per share. Such warrant may not be exercised by the Lender if such exercise would result in the Lender beneficially owning in excess of 4.99% of our outstanding shares of common stock. The Facility Warrant Shares are immediately exercisable.

Notwithstanding that the Facility Warrant Shares are immediately exercisable, Pure Capital has agreed, pursuant to a waiver agreement with us, dated December 5, 2024, (“Waiver Agreement”) not to exercise the Facility Warrant until we obtain stockholder approval.

Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of products and our cost of revenues consists of cost of products.

The following table discloses the breakdown of revenues and costs of revenues:

	Year Ended December 31
	2024	2023
Revenues from sale of products	$210,000	$263,000
Cost of sales	(165,000)	(55,000)
Gross profit	$45,000	$208,000

Operating Expenses

Our current operating expenses consist of three components - research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses, net

Our research and development expenses consist primarily of professional fees and other related research and development expenses such as field tests.

The following table sets forth the breakdown of research and development expenses:

	Year Ended December 31
	2024	2023
Salaries and related expenses	$-	$71,000
Subcontractors	353,000	138,000
Laboratory and field tests	-	2,000
Depreciation	2,000	13,000
IPR&D	-	1,662,000
Other expenses	14,000	52,000
Total	$369,000	$1,938,000

We implemented certain cost reduction measures in 2023, including, the reduction of our research and development expenses, as we decided to focus on marketing and sales to try to materialize the efforts of our pilots conducted during 2022 and 2023. Following our August 29, 2023 Exchange Agreement with Yaaran Investment Ltd. we recorded IPR&D costs associated with such transaction and were committed to invest research and development expenses under the said Exchange Agreement, for further information, see Research and Development Expenses below.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses and other expenses.

The following table sets forth the breakdown of selling and marketing expenses:

	Year Ended December 31
	2024	2023
Salaries and related expenses	$84,000	$157,000
Share based compensation	1,000	-
Professional services	50,000	31,000
Travel expenses	25,000	13,000
Other expenses	78,000	71,000
Total	$238,000	$272,000

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

The following table sets forth the breakdown of general and administrative expenses:

	Year Ended December 31
	2024	2023
Professional services	$2,119,000	$1,900,000
Share based compensation	1,058,000	2,562,000
Salaries and related expenses	36,000	233,000
Legal expenses	271,000	276,000
Insurance	164,000	246,000
Registration fees	53,000	262,000
Other expenses	57,000	97,000
Total	$3,758,000	$5,576,000

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.:

	Year Ended December 31
	2024	2023
Revenues from sales of products	$210,000	$263,000
Cost of sales	(165,000)	(55,000)
Gross profit	45,000	208,000
Research and development expenses	(369,000)	(1,938,000)
Selling and marketing expenses	(238,000)	(272,000)
General and administrative expenses	(3,758,000)	(5,576,000)
Operating loss	(4,320,000)	(7,578,000)
Finance (expenses) income, net	(155,000)	47,000
Other income	428,000	985,000
Changes in fair value of an investment in an associate measured under the fair value option	(1,300,000)	(714,000)
Net loss	(5,347,000)	(7,260,000)
Less: Net loss attributable to non-controlling interests	154,000	738,000
Net loss attributable to the Company’s stockholders	(5,193,000)	(6,522,000)
Loss per share (basic and diluted)	(0.89)	(5.43)
Weighted average number of shares of common stock outstanding	5,846,231	1,200,608

Revenues

Revenues for the year ended December 31, 2024 were $210,000, a decrease of $53,000, or 20%, compared to revenues of $263,000 for the year ended December 31, 2023. The decrease is mainly a result of a decrease in our sales in Mexico.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the year ended December 31, 2024 was $165,000, an increase of $110,000, or 200%, compared to total cost of sales of $55,000 for the year ended December 31, 2023. The increase is mainly a result of inventory write-off in South Africa and Turkey and unexpected surge in material consumption due to temporary malfunction in our US client.

Gross Profit

Gross profit for the year ended December 31, 2024 was $45,000, a decrease of $163,000, or 78%, compared to gross profit of $208,000 for the year ended December 31, 2023. The decrease is mainly a result of the increase in cost of sales .

Research and Development Expenses

Research and development expenses consist of consulting fees, service providers’ costs, related materials and overhead expenses. Research and development expenses for the year ended December 31, 2024 were $369,000, a decrease of $1,569,000, or 81%, compared to research and development expenses of $1,938,000 for the year ended December 31, 2023. The decrease is mainly attributable to a decrease in Save Foods Ltd.’s expenses as a result of the implementation of certain cost reduction measures, including a reduction in Save Foods Ltd.’s research and development budget in light of prevailing macroeconomic conditions and the shift of our focus to the commercialization of our solutions and converting recently completed pilots into paying customers. Additionally, certain results of our operations relating to Save Foods Ltd., were offset by an increase in professional fees associated with NTWO OFF Ltd.’s research and development activities.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the year ended December 31, 2024 were $238,000, a decrease of $34,000 or 13%, compared to selling and marketing expenses of $272,000 for the year ended December 31, 2023. The decrease is mainly attributable to the decrease in salaries and related costs associated with our reduction in personnel following our cost reduction measures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses including share based compensation and other non-personnel related expenses, including legal expenses and directors and officers insurance costs. General and administrative expenses for the year ended December 31, 2024 were $ 3,758,000, a decrease of $1,818,000, or 33%, compared to general and administrative expenses of $5,576,000 for the year ended December 31, 2023. The decrease is mainly a result of the decrease in share-based compensation to our employees and service providers, salaries and related costs, insurance costs and franchise tax related to the Company’s reincorporation in Nevada from Delaware offset partially by an increase of professional services.

Financing (expenses) Income, Net

Financing expenses, net for the year ended December 31, 2024 was $155,000, an increase of $202,000, or 430%, compared to financing income of $47,000 for the year ended December 31, 2023. The increase in financing expenses is mainly a result of the interest on a $1,500,000 promissory note issued to YA II PN, Ltd. on April 4, 2024.

Total net Loss

As a result of the foregoing, our total net loss for the year ended December 31, 2024 was $5,347,000, compared to $7,260,000 for the year ended December 31, 2023, a decrease of $1,913,000, or 26%.

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

Liquidity and Capital Resources

Since our inception through December 31, 2024, we have funded our operations, principally with the issuance of equity and debt.

As of December 31, 2024, we had cash of $2,185,000, as compared to $4,447,000 as of December 31, 2023. As of December 31, 2024, we had a working capital of $2,512,000, as compared to $4,687,000 as of December 31, 2023. The decrease in our cash balance is mainly attributable to cash used in operations and cash used in investing activities.

The table below presents our cash flows for the periods indicated:

	Year Ended December 31
	2024	2023
Net cash used in operating activities	$(3,419,000)	$(3,234,000)

Net cash used in investing activities	(1,889,000)	(1,519,000)

Net cash provided by financing activities	3,047,000	3,473,000

Effect of exchange rate changes on cash and cash equivalents	(8,000)	7,000

Decrease in cash and cash equivalents and restricted cash	$(2,269,000)	$(1,273,000)

Operating Activities

Net cash used in operating activities was $3,419,000 for the year ended December 31, 2024, as compared to $3,234,000 for the year ended December 31, 2023. Cash used in operating activities mainly consists of our net loss, less non-cash items such as change in fair value of investment in nonconsolidated affiliate, gains from standby equity purchase agreement and issuance of shares to employees and service providers. The increase in net cash used in operating activities is also attributable to payments made to cover other liabilities and increase in accounts receivables, net.

Investing Activities

Net cash used in investing activities was $1,889,000 for the year ended December 31, 2024, as compared to net cash used in investing activities of $1,519,000 for the year ended December 31, 2023. The increase is mainly attributable to the investment in renewable energy projects and loans granted to Solterra offset by a decrease in investment in Plantify in April and September 2023.

Financing Activities

Net cash provided by financing activities was $3,047,000 for the year ended December 31, 2024, as compared to $3,473,000 for the year ended December 31, 2023. The decrease is mainly the result of proceeds of $3,473,000 from standby equity purchase agreements in each of October 2023 and December 2023 compared to proceeds of $3,135,000 during 2024.

Financial Arrangements

On August 18, 2022, we closed an underwritten offering (the “August 2022 Underwritten Offering”) pursuant to which we issued a total of 228,572 shares of common stock at a public offering price of $21.00 per share. In connection with the August 2022 Underwritten Offering, we agreed to grant the underwriter a 45-day option to purchase up to 34,286 additional shares of common stock at the public offering price of $21.00 per share, less the underwriting discounts and commissions solely to cover over-allotments, and to issue ThinkEquity LLC, as representative (the “Representative”) a five-year warrant to purchase up to 11,429 shares of common stock, at a per share exercise price equal to 125% of the August 2022 Underwritten Offering price per share of common stock. The gross proceeds from the August 2022 Underwritten Offering were approximately $4,800,000.

On July 23, 2023, we entered into a purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 of common stock, for 40 months from the date of the purchase agreement. The price of the shares to be issued under the Purchase Agreement will be 94% of the lowest volume-weighted average price of the common stock for the three days prior to the delivery of each of our advance notices subject to certain limitations, including that the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock. We may request the Investor to advance up to $700,000 of the $3,500,000 commitment amount, with such advances to be evidenced by a promissory note. We cannot request any such advances after January 31, 2024.

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

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2024, we had an accumulated deficit of $34,553,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the report date.

We believe that our existing capital resources will be sufficient to support our operating plan through the beginning of the fourth quarter of 2025; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including each of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, each of our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

The following table sets forth information regarding our executive officers, key employees and directors as of the date hereof:

Directors and Executive Officers

Name	Age	Position

Amitay Weiss (6)	63	Chairman of the Board of Directors

David Palach	59	Chief Executive Officer

Lital Barda	38	Chief Financial Officer

Ronen Rosenbloom (1) (2) (3) (4) (5)	53	Director

Israel Berenstein (1) (2) (4) (5)	53	Director

Eliahou Arbib (1) (2) (3) (4) (7)	58	Director

Udi Kalifi (1) (3) (7)	46	Director

Liat Sidi(1)(6)	50	Director

Asaf Itzhaik(1)(6)	52	Director

(1)	Independent Director

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of Class I with a term ending at the 2025 annual meeting of stockholders.

(6)	Member of Class II with a term ending at the 2026 annual meeting of stockholders.

(7)	Member of Class III with a term ending at 2027 annual meeting of stockholders.

Amitay Weiss, Director

Mr. Weiss has served as a member of our board of directors since August 2020 and as our chairman of the board of directors since May 24, 2021. Mr. Weiss also serves as a director in other public companies, including Solterra Energy since 2022, Arazim Investments Ltd. since 2020, Upsellon Brands Holdings Ltd. since 2020, Viewbix, Inc. since 2022, Jeff’s Brands Ltd. since 2022, and the Tomer Ltd., an Israeli governmental company since 2024. Mr. Weiss also serves as Chairman of the Board of Automax Motors Ltd. since 2021, Clearmind Medicine, Inc. since 2019, SciSparc Ltd. since 2020, ParaZero Ltd. since 2022, Charging Robotics, Inc. since 2022, and Maris Tech Ltd. since 2023. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and serves as its chief executive officer. Mr. Weiss also serves as chief executive officer of Gix Internet Ltd. since September 2022 (and served as a director since 2019, until 2022). Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B. from the Ono Academic College. We believe that Mr. Weiss is qualified to serve on our board of directors because of his diverse business, management and leadership experience.

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

Lital Barda, Chief Financial Officer

Ms. Barda has served as our chief financial officer since April 2022. In addition to her role as chief financial officer, Ms. Barda currently serves as an accountant and financial controller for Shlomo Zakai, CPA, a position she has held since November 2017, and provided a wide range of accounting and controlling services for publicly traded and private companies, including for us. Ms. Barda holds a B.A. in accounting from the Ono Academic College in Kiryat Ono, Israel. Ms. Barda is also a certified public accountant in Israel.

Ronen Rosenbloom, Director

Mr. Rosenbloom has served as a member of our board of directors since August 2020. Mr. Rosenbloom is an independent lawyer and has been working for a self-owned law firm specializing in white collar offences since 2004. Mr. Rosenbloom has served on the board of directors of Xylo Technologies Ltd. (Nasdaq: XYLO) since September 2018 and ScoutCam Inc. (OTC: SCTC) since December 2019. Prior to that, Mr. Rosenbloom served as chairman of the Israeli Money Laundering Prohibition committee and the Prohibition of Money Laundering Committee of the Tel Aviv District, both of the Israel Bar Association from November 2015 to December 2019. Mr. Rosenbloom holds an LL.B. from the Ono Academic College, an Israeli branch of University of Manchester. We believe that Mr. Rosenbloom is qualified to serve on our board of directors because of his business experience and expertise and background with regard to legal matters.

Israel Berenstein, Director

Mr. Berenstein has served as a member of our board of directors since August 2020. Mr. Berenstein also serves on the board of directors of Plantify Foods, Inc. (TSXV: PTFY) and has also served on the board of directors of Jeffs’ Brands Ltd. (Nasdaq: JFBR) and served on the board of directors of Upsellon Brands Holdings Ltd from May 2019 to October 2024. (TASE: UPSL). Since January 2023, Mr. Berenstein has worked as a self-employed attorney. Mr. Berenstein previously worked as an attorney with Ben Yakov, Shvimer, Dolv - Law Office from January 2020 to December 2022. Prior thereto, Mr. Berenstein worked in the legal department of Sonol Israel Ltd. from April 2010 to December 2020. Before that, Mr. Berenstein worked as a commercial lawyer and litigator for a leading Israeli law firm from July 2000 to April 2010. Mr. Berenstein earned an LL.B. in law and an M.A. in political science from Bar Ilan University, Israel. Mr. Berenstein was admitted to the Israel Bar Association in 2000. We believe that Mr. Berenstein is qualified to serve on our board of directors due to his extensive legal experience.

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

Liat Sidi, Director

Ms. Sidi has served as a member of our board of directors since November 12, 2023. Ms. Sidi has served as manager of the accounting department for Foresight Autonomous Holdings Ltd. (Nasdaq and TASE: FRSX) since 2010. Additionally, since 2010, Ms. Sidi has served as an accountant at Sidi Liat Accounting Services, and since February 2025 has provided accounting services to Total Finance Ltd. Since August 2020, Ms. Sidi has served as a director of SciSparc Ltd. (Nasdaq: SPRC), since October 2023 until January 2024 Ms. sidi has served as a director of Plantify (TSXV: PTFY), and since November 2024 served as a director of Polyrizon Ltd (Nasdaq: PLRZ). Ms. Sidi previously served as an accountant for Panaxia Labs Israel Ltd. (TASE: PNAK) from 2015 to 2020 and as an accountant for Soho Real Estate Ltd. from 2015 to 2016. Ms. Sidi also served as an accountant for Feldman-Felco Ltd. from 2006 to 2010 and as an accountant for Eli Abraham Accounting Firm from 2000 to 2006. Ms. Sidi completed tax, finance and accounting studies at the Ramat Gan College of Accounting. We believe Ms. Sidi is qualified to serve on our board of directors due to her extensive finance experience and experience with publicly traded companies.

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

Arrangements for Election of Directors and Members of Management

Pursuant to the Securities Exchange (as defined below), Plantify is entitled to designate a director to our board of directors.

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

Delinquent Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership of changes in ownership with the SEC. Based solely upon a review of copies of such reports and representations received from the Reporting Persons, we believe that during the year ended December 31, 2024, the Reporting Persons timely filed all such reports, except that David Palach, our Chief Executive Officer, failed to timely file a Form 4 to report the issuance of 320,000 shares of common stock issued under the 2022 Plan; and Lital Barda, our Chief Financial Officer, failed to timely file a Form 4 to report the issuance 160,000 shares of common stock issued under the 2022 Plan.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders, filed with the SEC on September 19, 2024.

item 11. Executive Compensation

Clawback Policy

Following the SEC’s approval of Nasdaq’s proposed clawback listing standards, under Rule 10D-1, which directed companies to adopt and comply with a written clawback policy, to disclose and file the policy as an exhibit to its annual report, we adopted a clawback policy on November 12, 2023, as filed as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table sets forth certain information concerning the compensation awarded to, earned by or paid to of our chief executive officer and our other executive officer received annual remuneration in excess of $100,000 during 2024 (each a “Named Executive Officer”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
David Palach	2024	91,092	15,000	87,840	(1)	-	-	193,932
Chief Executive Officer	2023	72,230	15,000	305,970	(2)	-	-	393,200

Lital Barda	2024	84,122	7,500	43,920	(3)	-	-	135,542
Chief Financial Officer)	2023	60,976	7,500	119,085	(4)	-	-	187,561

(1)	Represents 320,000 shares of common stock at $0.27 per share issued on September 12, 2024.
(2)	Represents 42,858 shares and 57,142 shares of common stock at $4.742 per share and $1.795 per share issued on March 29, 2023 and December 30, 2023, respectively.
(3)	Represents 160,000 shares of common stock at $0.27 per share issued on September 12, 2024.
(4)	Represents 14,286 shares and 28,571 shares of common stock at $4.742 per share and $1.795 per share issued on March 29, 2023 and December 30, 2023, respectively.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for our Named Executive Officers outstanding as of December 31, 2024.

Consulting Agreements with Executive Officers

Consulting Agreement with David Palach

On November 6, 2020, we entered into a consulting agreement with S.T Sporting (1996) Ltd., for the services of David Palach (the “CEO Consulting Agreement”). Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach provides our company services as chief executive officer. Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach was entitled to a monthly fee in the amount of $8,000 plus value added tax per month and a grant of options to purchase shares of our common stock, which amount will be determined by good faith negotiations by the board of directors on a future date. On June 23, 2021, the board of directors approved the following compensation for Mr. Palach: (i) a monthly fee of $14,000 plus value added tax; (ii) reimbursement of expenses not exceeding $500 per month; (iii) a grant of an option to purchase shares of common stock representing 4.5% of our outstanding capital stock as of such date; and (iv) the immediate repayment of $8,000, representing debt payable to Mr. Palach that accrued from November 2020 until April 2021. In lieu of such option, our board of directors approved the issuance of 42,858 shares of common stock to Mr. Palach in March 2023. On August 29, 2022, the monthly fee was reduced to $6,000, as of January 1, 2024, increased to $7,000 per month, and as of January 2025, increased to $8,000 per month.

Consulting Agreement Lital Barda

On April 18, 2022, Save Foods Ltd., our operating subsidiary, entered into a consulting agreement with Shlomo Zakai CPA for, among other things, chief financial officer services to be provided to Save Foods Ltd. exclusively by Lital Barda. for a monthly base salary of NIS 25,000. The agreement may be terminated by either party upon 30 day’s written notice or by Save Foods Ltd. upon the occurrence of certain events as set forth in the agreement. On November 10, 2024, following the compensation committee’s recommendation, the board of directors approved an amendment to the consulting agreement exclusively for the purpose of increasing the cash compensation to Ms. Barda in exchange for her services by 15%.

Director Compensation

Summary Compensation Table

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2024.

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)		Total ($)
Amitay Weiss	132,593	-	91,945	(1)	224,538
Eliahou Arbib	45,771	-	13,135	(2)	58,906
Udi Kalifi	45,771	-	13,135	(2)	58,906
Israel Berenstein	45,771	-	13,135	(2)	58,906
Ronen Rosenbloom	45,771	-	13,135	(2)	58,906
Asaf Itzhaik	22,825	-	13,135	(2)	35,960
Liat Sidi	22,825	-	13,135	(2)	35,960

(1)	Represents 350,000 shares of common stock at $0.2627 per share issued on December 23, 2024
(2)	Represents 50,000 shares of common stock at $0.2627 on December 23, 2024

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of March 31, 2025 of (i) each of our current directors, (ii) our Chief Executive Officer and our other executive officers, (iii) all of our current directors and executive officers as a group, and (iv) each person (or group of affiliated persons) known to us to own more than 5% of our outstanding Common Stock.

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

The percentage of shares of Common Stock beneficially owned is based on 17,812,404 shares of Common Stock outstanding as of March 31, 2025.

Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and the address for each beneficial owner listed in the table below is c/o N2OFF, Inc., HaPardes 134 (Meshek Sander), Neve Yarak, 4994500 Israel.

	Number of Shares Beneficially Owned		Percentage Beneficially Owned
5% or more stockholders:
L.I.A. Pure Capital Ltd.(1)	1,913,119	(2)	9.99%
Uziel Economic Consultant Ltd.(3)	1,302,286	(4)	7.02%
Capitalink Ltd.(5)	992,312	(6)	5.47%
Directors:
Amitay Weiss	450,000		2.53%
Eliahou Arbib	64,500		*
Udi Kalifi	68,456		*
Israel Berenstein	64,500		*
Ronen Rosenbloom	64,500		*
Liat Sidi	50,000		*
Asaf Itzhaik	50,000		*
Executive Officers:
David Palach	420,000		2.36%
Lital Barda	202,857		1.14%
All directors and executive officers as a group (9 persons)	1,434,813		8.06%

*Less than 1%

(1)	Kfir Silberman, Chief Executive Officer, sole director and control shareholder of Pure Capital, has sole voting and dispositive power over the shares held by Pure Capital. The address of Pure Capital is 20 Raoul Wallenberg, Tel Aviv Israel, 6971916.

(2)	Includes 14,286 shares held directly by Mr. Silberman and 1,340,000 shares issuable upon currently exercisable warrants subject to a 9.99% beneficial ownership limitation. Excludes 1,850,000 Facility Warrant Shares for which we are seeking stockholder approval under and in accordance with the terms of the Waiver Agreement.

(3)	Amir Uziel, the sole director, officer, and control shareholder of Amir Uziel Economic Consultant Ltd. (“Uziel Economic”), has sole voting and dispositive power over the shares held by Uziel Economic. The address of Uziel Economic is 20 Raoul Wallenberg, Tel Aviv, Israel, 6971916.

(4)	Includes 14,286 shares held directly by Mr. Uziel, and 729,167 shares issuable upon currently exercisable warrants, subject to a 9.99% beneficial ownership limitation.

(5)	Lavi Krasney, the sole director, officer, and control shareholder of Capitalink Ltd. (“Capitalink”), has sole voting and dispositive power over the shares held by Capitalink. The address of Capitalink is 20 Raoul Wallenberg, Tel Aviv, Israel, 6971916.

(6)	Includes 14,286 shares held directly by Mr. Krasney and 312,500 shares issuable upon currently exercisable warrants, subject to a 9.99% beneficial ownership limitation.

Change in Control

With respect to the SPEA, and contingent upon obtaining our stockholders’ approval, following the completion of the SPEA Closing, we will issue shares of our common stock to the Sellers, representing 40% of our common stock on fully-diluted basis, as outlined in the SPEA. This issuance, along with the potential issuance of up to an additional 25% of our common stock upon achieving specific milestones as defined in the SPEA, could result in a change of control, as the Sellers may collectively hold a significant portion of our outstanding capital stock. The eligibility to receive these additional shares will terminate on December 31, 2028, if the respective milestones specified in the SPEA are not achieved by that date.

Except for the foregoing, we are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following is a description of transactions since January 1, 2023, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Plantify Transactions Securities Exchange

On April 5, 2023, we closed a securities exchange with Plantify (the “Securities Exchange”), pursuant to which we issued 166,340 shares of common stock representing 19.99% of our outstanding capital stock as of immediately prior to the closing (and 16.66% of our outstanding capital stock as of immediately following the closing), and Plantify issued 150,022 common shares to us, representing 19.99% of Plantify’s outstanding share capital as of immediately prior to the closing (and 16.66% of Plantify’s outstanding share capital immediately following the closing).

On September 7, 2023, we signed an agreement to purchase an additional 275,022 common shares of Plantify for $405,000, which were issued on September 18, 2023. As a result, we held approximately 23.13% of Plantify’s issued and outstanding share capital, at that time.

On November 15, 2024, we entered into that Settlement Agreement with Plantify, pursuant to which Plantify issued the Settlement Shares to us and we released and discharged Plantify from all claims, demands, obligations and damages arising under or related to the Debt and released the shares of Plantify’s subsidiary, Peas of Bean Ltd., the collateral securing the convertible debenture. As a result of the issuance of the Settlement Shares, we owned approximately 65% of the outstanding shares of Plantify for a limited period from December 5, 2024 until December 20, 2024. On December 20, 2024, Plantify notified us that it had issued its common shares in a private placement offering which resulted in us owning approximately 27% of the outstanding shares of Plantify. On January 12, 2025, Plantify informed us that it issued additional shares to an additional lender as a debt settlement. As a result of such issuance, our share ownership of Plantify decreased to approximately 25%.

Asaf Itzhaik and Israel Berenstein currently serve as members of the board of directors of our company and Plantify’s.

MitoCareX Loan Agreements

On December 22, 2024, and on March 12, 2025, we entered into the First Loan and the Second Loan with MitoCareX and Pure Capital, pursuant to which we agreed to lend an aggregate of $500,000 to MitoCareX ($250,000 under the First Loan and $250,000 under the Second Loan). Pure Capital agreed to guarantee the repayment of both loans by MitoCareX. Pure Capital beneficially owns 9.99% of our common stock as of the date of this Annual Report, and Pure Capital is owned by Kfir Silberman, who is the brother of Alon, the Chief Executive Officer of MitoCareX. Also, Amitay Weiss and Liat Sidi, members of our board of directors, are members of the board of directors of SciSparc Ltd., a major shareholder of MitoCareX.

Solterra Transactions

On November 27, 2024, we acquired 100,000 shares of Solterra Energy for a total consideration of NIS 300,000 (approximately $82,000). Subsequently, on December 31, 2024, we acquired an additional 167,000 shares of Solterra Energy for a total consideration of NIS 501,000 (approximately $137,000). Amitay Weiss also serves as a board member of Solterra Energy.

On February 24, 2025, we executed the SHA with SB and its wholly owned subsidiary, SBI4, under which NITO Renewable will acquire 70% of SBI4 shares on a fully diluted basis from SB. Amitay Weiss also serves as a board member of Solterra Energy.

Director Independence

Our board of directors has determined that Ronen Rosenbloom, Israel Berenstein, Eliahou Arbib, Udi Kalifi, Liat Sidi and Asaf Itzhaik do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC.

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Somekh Chaikin, a member firm of KPMG International, who has served as our independent registered public accounting firm for years ended December 31, 2023 and December 31, 2024.

Services	2024	2023
Audit fees (1)	$212,000	$224,000
Audit related fees (2)	-	-
Tax fees (3)	45,000	35,200
All other fees (4)	-	-
Total fees	$257,000	$259,200

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance and tax advice.
(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective as of June 12, 2019 (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on December 11, 2019)
3.1.3	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., effective as of November 24, 2020 (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
3.1.4	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., dated February 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2021)
3.1.5	Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of March 16, 2021 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-3 filed with the SEC on July 15, 2022)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of October 5, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 5, 2023)
3.1.7	Articles of Incorporation of Save Foods, Inc., dated November 3, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.1.8	Certificate of Amendment to Articles of Incorporation of Save Foods, Inc., effective as of March 15, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2024)
3.2.1	Amended and Restated Bylaws of Save Foods, Inc. (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2022)
3.2.2	Bylaws of Save Foods, Inc., adopted November 11, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 12, 2024)
3.3.1	Certificate of Merger filed with the Secretary of State of the State of Delaware, dated November 6, 2023 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.3.2	Articles of Merger filed with the Secretary of State of the State of Nevada, dated November 6, 2023 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to our Annual Report Form 10-K filed with the SEC on April 1, 2024).
4.2	Form of Promissory Note from the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2023)
4.3	CDN $1,500,000 Debenture, dated April 4, 2023, incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K filed with the SEC on April 6, 2023)
4.4	Promissory Note issued by the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2023)
4.5	Form of Promissory Note from the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2023)
10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.2+	Services Agreement, dated October 10, 2018, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.4 our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.3+	Services Agreement, dated January 15, 2019, by and between Pimi Agro Cleantech Ltd. and NSNC Consulting Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.4+	Addendum No. 1 to Services Agreement, dated March 28, 2019, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)

10.5	Non-Exclusive Commission Agreement, dated September 22, 2020, by and among Save Foods, Inc. and Earthbound Technologies, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.6	Distribution Agreement, dated September 22, 2020, by and among Save Foods Ltd. and Safe-Pack Products Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.7	Securities Purchase Agreement, dated September 23, 2020, by and among Save Foods, Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.8+	Consulting Agreement, dated November 6, 2020, by and between Save Foods, Inc. and S.T. Sporting (1996) Ltd. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.9	Underwriting Agreement, between ThinkEquity LLC, a division of Fordham Financial Management, Inc., as representative of the several underwriters, and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.11+	The Save Foods, Inc. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 30, 2022)
10.12	Stock Exchange Agreement, by and among Save Foods, Inc., Save Foods Ltd., Yaaran Investments Ltd., and NewCo, Ltd., dated July 11, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on July 12, 2023)
10.13	First Amendment to Stock Exchange Agreement, dated July 24, 2023, by and among Save Foods, Inc., Save Foods Ltd., Yaaran Investments Ltd., and NewCo, Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 28, 2023)
10.14	Standby Equity Purchase Agreement, dated July 23, 2023, by and between Save Foods, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2023)
10.15	Securities Exchange Agreement, dated March 31, 2023, between Plantify Foods, Inc. and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Save Foods with the SEC on April 6, 2023)
10.16	Second Amendment to Stock Exchange Agreement, dated August 13, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 16, 2023)
10.17	Agreement of Merger between Save Foods, Inc., a Delaware corporation and Save Foods, Inc., a Nevada corporation, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
10.18	Standby Equity Purchase Agreement, dated December 22, 2023, between Save Foods, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2023)
10.19	First Amendment to Save Foods, Inc. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to our Annual Report Form 10-K filed with the SEC on April 1, 2024).
10.20	Facility Agreement, dated October 1, 2024, between L.I.A. Pure Capital Ltd. and the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.21	Warrant, dated October 1, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.22	Debt Settlement Agreement, dated November 15, 2024 between Plantify Foods, Inc. and the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 18, 2024).
10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 10, 2024).
10.24	Form of Registration Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 10, 2024)
10.25	Waiver Agreement, between the Company and L.I.A. Pure Capital Ltd., dated December 5, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC. on December 10, 2024).
10.26	Loan Agreement dated December 22, 2024, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2024),
10.27	Shareholders Agreement, dated February 10, 2025, among the Company, Solterra Brand Services Italy SRL and SB Impact 4 Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC. on February 28, 2025).
10.28	Securities Purchase and Exchange Agreement, dated February 25, 2025, among the Company, MitoCareX Bio Ltd., SciSparc Ltd., Dr. Alon Silberman and Prof. Ciro Leonardo Pierri (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC. on February 26, 2025).
10.29	Loan Agreement dated March 12, 2025, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2025),
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2024).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

N2OFF, INC.

By:	/s/ David Palach
Name:	David Palach
Title:	Chief Executive Officer
Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Palach	Chief Executive Officer	March 31, 2025
David Palach	(Principal Executive Officer)

/s/ Lital Barda	Chief Financial Officer	March 31, 2025
Lital Barda	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amitay Weiss	Chairman of the Board	March 31, 2025
Amitay Weiss

/s/ Ronen Rosenbloom	Director	March 31, 2025
Ronen Rosenbloom

/s/ Israel Berenstein	Director	March 31, 2025
Israel Berenstein

/s/ Udi Kalifi	Director	March 31, 2025
Udi Kalifi

/s/ Eliahou Arbib	Director	March 31, 2025
Eliahou Arbib

/s/ Liat Sidi	Director	March 31, 2025
Liat Sidi

/s/ Asaf Itzhaik	Director	March 31, 2025
Asaf Itzhaik

N2OFF, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

N2OFF, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

TABLE OF CONTENTS

Page

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Firm Name: Somekh Chaikin / PCAOB ID No. 1057/ Location: Tel Aviv, Israel)

CONSOLIDATED FINANCIAL STATEMENTS:
F-3	Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
F-4	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023
F-5	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
F-7 – F-44	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

N2OFF, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of N2OFF, Inc. and its subsidiaries (hereinafter – “the Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tel Aviv, Israel

March 31, 2025

N2OFF, INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	2,185	4,447
Restricted cash (Note 2D)	24	31
Investment in Marketable Securities (Note 7)	307	-
Accounts receivable, net of allowance for doubtful account of $42 and $64 as of December 31, 2024 and 2023. respectively	143	107
Short term loan (Note 4)	234	-
Inventories	21	122
Prepaid expenses	464	719
Other current assets (Note 3)	26	40
Total Current assets	3,404	5,466

Long term prepaid expenses	244	-
Right-of-use asset arising from operating leases (Note 12)	8	56
Property and equipment, net (Note 5)	48	67
Investment in nonconsolidated affiliate (Note 6)	603	1,655
Long term loan (Note 7)	350	-
Solar photovoltaic joint venture project (Note 8)	808	-

Total Assets	5,465	7,244

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	48	44
Other liabilities (Note 10)	532	735
Current warrant liabilities	312	-
Total current liabilities	892	779

Non current operating lease liabilities (Note 12)	-	7

Total Liabilities	892	786

Stockholders’ Equity (Note 13)
Common stock of $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of December 31, 2024 and 2023; issued and outstanding 12,058,237 and 2,955,490 shares as of December 31, 2024 and 2023, respectively.	1	*
Preferred stock of $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023.	-	-
Additional paid-in capital	39,327	35,866
Foreign currency translation adjustments	(26)	(26)
Accumulated deficit	(34,553)	(29,360)
Total Company’s stockholders’ equity	4,749	6,480
Non-controlling interest	(176)	(22)
Total stockholders’ equity	4,573	6,458
Total liabilities and stockholders’ equity	5,465	7,244

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31
	2024	2023

Revenues from sales of products	210	263
Cost of sales (Note 15)	(165)	(55)
Gross profit	45	208

Research and development expenses (Note 16)	(369)	(1,938)
Selling and marketing expenses (Note 17)	(238)	(272)
General and administrative expenses (Note 18)	(3,758)	(5,576)
Operating loss	(4,320)	(7,578)
Financing income (expense), net (Note 19)	(155)	47
Other income (Note 13(14))	428	985
Changes in fair value of investments measured under the fair value option (Notes 4, 6, 7, 8)	(1,300)	(714)
Net loss	(5,347)	(7,260)
Less: Net loss attributable to non-controlling interests	154	738
Net loss attributable to the Company’s stockholders’ equity	(5,193)	(6,522)

Loss per share (basic and diluted) (Note 21)	(0.89)	(5.43)
Basic and diluted weighted average number of shares of Common Stock outstanding (Note 21)	5,846,231	1,200,608

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s Stockholders’ equity	Non-controlling interest	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2022	688,272	*	28,710	(26)	(22,838)	5,846	(109)	5,737

CHANGES DURING THE YEAR ENDED DECEMBER 31, 2023:

Issuance of shares for Plantify exchange agreement (note 6)	166,340	*	827	-	-	827	-	827

Issuance of shares for Yaaran exchange agreement (note 9 and note 13(15))	223,008	*	997	-	-	997	665	1,662

Issuance of shares to employees and service providers	990,092	*	2,924	-	-	2,924	-	2,924

Share based compensation to employees and directors	-	-	23	-	-	23	*	23

Issuance of shares for standby equity purchase agreement I	777,224	*	2,291	-	-	2,291	-	2,291

Issuance of shares for standby equity purchase agreement II	110,554	*	254	-	-	254	-	254

Transactions with non-controlling interests (note 9)	-	-	(160)	-	-	(160)	160	-

Comprehensive loss for the year	-	-	-	-	(6,522)	(6,522)	(738)	(7,260)

BALANCE AT DECEMBER 31, 2023	2,955,490	*	35,866	(26)	(29,360)	6,480	(22)	6,458

CHANGES DURING THE YEAR ENDED DECEMBER 31, 2024:

Issuance of shares for standby equity purchase agreement II	6,666,667	1	2,705	-	-	2,706	-	2,706

Issuance of shares to service providers	2,436,080	*	758	-	-	758	-	758

Share based compensation to employee	-	-	1	-	-	1	*	1

Treasury stock transaction due to change of control	-	-	(3)		-	(3)	-	(3)

Comprehensive loss for the year	-	-	-	-	(5,193)	(5,193)	(154)	(5,347)

BALANCE AT DECEMBER 31, 2024	12,058,237	1	39,327	(26)	(34,553)	4,749	(176)	4,573

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year	(5,347)	(7,260)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation	18	21
Issuance of shares to employees and service providers	746	2,477
Non- cash expenses in the Yaaran purchase transaction (note 9)	-	1,662
Share based compensation to employees and directors	1	23
Loss (gain) from sales of property and equipment	*	(12)
Gain from standby equity purchase agreement (note 13(14))	(428)	(1,158)
Expenses from standby equity purchase agreement II and promissory note (note 13(14))	170	-
Interest on loans	16	-
Change in fair value of warrant liability	5
Change in fair value of investment in nonconsolidated affiliate	1,299	714
Change in fair value of long term loan	56	-
Change in fair value of solar project	(44)	-
Change in fair value of marketable securities	(88)	-
Exchange rate differences on operating leases	9	13
Decrease (increase) in accounts receivable, net	(36)	85
Decrease (increase) in inventories	101	(40)
Decrease in prepaid expenses and other current assets	262	165
Increase (decrease) in accounts payable	12	(91)
Increase (decrease) in other liabilities	(169)	173
Change in operating lease asset	48	60
Change in operating lease liability	(50)	(66)
Net cash used in operating activities	(3,419)	(3,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	(250)	(1,542)
Proceeds from sales of property and equipment	*	23
Long term loan granted	(406)	-
Investment in marketable securities	(219)	-
Short term loan granted	(250)	-
Solar photovoltaic joint venture project	(764)	-
Net cash used in investing activities	(1,889)	(1,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	1,455	700
Repayments of promissory note	(1,543)	(700)
Proceeds from standby equity purchase agreement, net	3,135	3,473
Net cash provided by financing activities	3,047	3,473

Effect of exchange rate changes on cash and cash equivalents	(8)	7

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,269)	(1,273)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,478	5,751

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	2,209	4,478

Supplemental disclosure of cash flow information:
Non cash transactions:
Termination of lease liability	-	21
Initial recognition of operating lease liability	-	16
Issuance of shares in exchange for investment in nonconsolidated affiliate (see note 13(9))	-	827
Issuance of shares for future services	12	422
Issuance of shares for commitment fee (see note 13(14))	-	254
Recognition of Prepaid Warrant Costs and Corresponding Warrant Liability	307	-

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

A.	Operations

N2OFF, Inc. (formerly Save Foods, Inc.) (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware.

On November 6, 2023, the Company (which at that time was under the name Save Foods, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with N2OFF, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). The Reincorporation Merger was approved by the Company’s stockholders on October 2, 2023 and became effective on The Nasdaq Capital Market on November 10, 2023. Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued Company’s business as the surviving corporation. On February 8, 2024, the Company’s stockholders approved the Company’s name change to “N2OFF, Inc.” which became effective on The Nasdaq Capital Market on March 19, 2024.

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

On March 31, 2023, the Company entered into a securities exchange agreement with Plantify Foods, Inc. (“Plantify”), a Canadian corporation traded on the TSX Venture Exchange (“TSXV”), which focuses on the development and production of “clean-label” plant-based products - see Note 6 below for further information.

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd. and formed an Israeli subsidiary, NTWO OFF Ltd. (“NTWO OFF”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications (the Company, Save Foods Ltd. and NTWO OFF Ltd collectively, the “Group”) - see Note 9 below for further information.

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

C.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $35 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2024, management currently is of the opinion that its existing cash will be sufficient to fund operations until the beginning of the fourth quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Following the October 7th attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. Also, the fall of the Assad regime in Syria may create geopolitical instability in the region.

As most of Company’s operations are conducted in Israel and all members of Company’s board of directors, management, as well as a majority of Company’s employees and consultants, including employees of it’s service providers, are located in Israel, Company’s business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. The factory of Plantify’s subsidiary, Piece of Bean, was located in Kibbutz Gonen in the Golan Heights, and its business operation was severely impacted by the war in Israel, which led Piece of Bean into voluntary insolvency proceedings. This, in turn, caused Plantify to essentially become a company with no business activity. Any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect Company’s business, financial condition, and results of operations.

The Company have experienced delays in it’s pilots and packaging activities due to the war, as certain packing houses, such as Mehadrin, have halted operations for the time being. Additionally, the Company anticipated engaging additional packing houses to conduct pilots on strawberries and citruses with it’s product, but, due to the war, the Company were unable to continue pursuing new collaborations for these pilots, and the Company may not be able to resume any potential collaborations if the current war persists for an extended duration. the Company are unable to predict how long the current conflict will last, as well as the repercussions these delays will have on it’s operations. If the Company are unable to renew it’s pilots or collaborations with local packing houses it’s financial results may be affected.

The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

A. Use of Estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to calculation of fair value of the financial instruments (see note 8).

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

Restricted cash as of December 31, 2024 and 2023 include $ 24 and $31, respectively, collateral account for the Group’s corporate credit cards and a lease liability and is classified in current assets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

E. Investment in Marketable Securities

We account for our investments in equity securities in accordance with ASB ASC 321, Investments— Equity Securities (FASB ASC 321). We measure equity investments at fair value with the related realized and unrealized gains and losses recognized in our Consolidated Statements of Income. For equity investments without a readily determinable fair value, we measure these at cost less impairment and adjusting for observable price changes in orderly transactions. We will apply this measurement method to the investment until or if it becomes eligible to be measured at fair value, which is reassessed at each reporting period. Investments in equity securities that we do not intend to hold for more than a year are presented in “Marketable Securities” in our Consolidated Balance Sheets. Investments in equity securities that we intend to hold for more than one year are included in “Investments in unconsolidated affiliate” in our Consolidated Balance Sheets.

F. Accounts receivables

The Group maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers ‘financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. As of December 31, 2024, and 2023, an allowance for doubtful debts in the amount of $42 and $64, respectively, is reflected in net accounts receivable. The Group does not have any off-balance-sheet credit exposure related to its customers.

G. Property, plant and equipment, net

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

H. Fair value

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	603	-	-	603
Investment in Solterra	307	-	-	307
Solar photovoltaic joint venture project	-	-	808	808
Loan granted to MitoCareX	-	-	234	234
Convertible loan to Solterra	-	-	350	350
Total assets	910	-	1,392	2,302

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	641	-	-	641
Convertible loan to Plantify	-	-	1,014	1,014
Total assets	641	-	1,014	1,655

The following table presents the changes in fair value of the Level 1 assets for the period December 31, 2023 through December 31, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	641
Fair value of shares issued under settlement agreement	1,822
Investment in Solterra	219
Gain on marketable securities (Solterra)	88
Changes in fair value	(1,860)
Outstanding at December 31, 2024	910

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the changes in fair value of the Level 3 assets for the period December 31, 2023 through December 31, 2024:

Changes in Fair value
US$
Assets:
Outstanding at December 31, 2023	1,014
Credit facility to Plantify	250
Loan granted to Solterra	406
Loan granted to Solar project	764
Loan granted to MitoCareX	250
Share issued under settlement agreement in exchange for investment	(1,822)
Changes in fair value	530
Outstanding at December 31, 2024	1,392

I. Asset acquisitions

The Company’s consolidated financial statements include the operations of acquired subsidiaries from the date the Company gains control over them.

When the screening test of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business, suggests that substantially all of the fair value of the gross assets of a subsidiary acquired is concentrated in a single asset or a group of similar assets, such as a single IPR&D asset, the acquired net assets do not meet the definition of a business. Noncontrolling interests of a subsidiary that does not meet the definition of a business are initially measured at fair value. For more details see note 9.

J. Variable Interest Entities

The Company accounts for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers all the facts and circumstances including its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of the VIE. To assess whether the Company has the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity interests, and any other variable interests in the VIE. If the Company determines that it is the party with the power to make the most significant decisions affecting the VIE, and the Company has an obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, then the Company consolidates the VIE.

K. Impairment of long-lived assets

The Group’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2024 or 2023.

L. Income taxes

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

The Group accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of unrecognized tax benefits recorded in a Company’s financial statements. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold to be recognized. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to present interest and penalties relating to income taxes within income taxes; however, the Company did not recognize such items in its fiscal years 2024 and 2023 financial statements and did not recognize any amount with respect to an unrecognized tax benefit in its balance sheets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

M. Revenue recognition

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

N. Research and development expenses

Research and development expenses are charged to comprehensive loss as incurred.

 O. Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Save Foods Ltd. is entitled to such grants (i.e. at the time that there is reasonable assurance that the Save Foods Ltd will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by Save Foods Ltd. from inception through December 31, 2024 and 2023, amounted to $156.

As of December 31, 2024, and 2023, the Group did not accrue or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects. In addition, the Group does not anticipate future sales related to these grants.

P. Inventories

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products and products in process are determined on the average cost basis. The Group regularly reviews its inventories for impairment and reserves are established when necessary. During the year ended December 31, 2024 the Company wrote-off inventory at a cost of $61.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

Q. Basic and diluted loss per Common Stock

Basic loss per Common Stock is computed by dividing the loss for the period applicable to stockholders, by the weighted average number of shares of Common Stock outstanding during the period. In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in 2024 and 2023, no potential shares are considered.

R. Stock-based compensation

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

S. Concentrations of credit risk

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

T. Commitments and Contingencies

The Group records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

U. Leases

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

V. New Accounting Pronouncements

Recently Adopted Accounting Standards

Segment Reporting: In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively, providing the additional disclosures as required. See note 23, for more information.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expense and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). Amounts remaining in relevant expense captions that are not separately disclosed will be described qualitatively. Certain amounts that are already required to be disclosed under currently effective U.S GAAP will be included in the same disclosure as the other disaggregation requirements. The amendments also require disclosing the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2024	2023

Government Institutions	25	38
Other receivable	1	2
	26	40

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – MITOCAREX TRANSACTION

On September 26, 2024, the Company entered into a non-binding letter of intent with MitoCareX Bio Ltd (“MitoCareX”) and SciSparc Ltd. (“SciSparc”) and all other shareholders of MitoCareX (“Sellers”) pursuant to which the Company will acquire all outstanding securities of MitoCareX, from SciSparc and the Sellers thereby making it a wholly-owned subsidiary of the Company. After the balance sheet date, the Company, entered into a securities purchase and exchange Agreement with the Sellers. The closing of the agreement is contingent upon obtaining approval of the Company’s stockholders by the requisite majority. See also note 24 below.

On December 22, 2024, the Company, entered into a Loan Agreement (the “Loan”) with MitoCareX, and L.I.A. Pure Capital Ltd., an Israeli company (“Pure Capital”), and a consultant to the Company, pursuant to which the Company agreed to lend $250 (the “Principal”) to MitoCareX. Interest accrues on the Principal at an annual rate pursuant to Section 3(j) of the Income Tax Ordinance, published by the Israel Tax Authority for loans in US dollars, which is currently the USD exchange rate fluctuation plus 3%, as may be adjusted from time to time. The term of the Loan is six months with repayment of Principal and accrued interest due at maturity. In the event of a transaction whereby MitoCareX becomes a subsidiary of the Company, any amount outstanding under the Loan will be deducted from any future amount allocated by the Company to MitoCareX during the first year following a transaction. Pure Capital has agreed to guarantee the repayment of the Loan by MitoCareX. The Chief Executive Officer of MitoCareX is Dr. Alon Silberman, the brother of the owner of Pure Capital, Kfir Silberman. In addition, Company’s chairman of the board of directors and one of Company’s directors are also members of the board of directors of SciSparc.

The Company estimated the fair value of the Loan using a third-party appraiser by discounting the Principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, using the CAPM model, at 18% as of December 31, 2024. The Company calculated the loan at $234 as of December 31, 2024 and recorded interest expense in the amount of $16.

See also note 24 below.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2024	2023

Computers	28	31
Furniture and office equipment	21	21
Machines	214	214
Vehicles	29	29
	292	295
Less - accumulated depreciation	(244)	(228)
Total property and equipment, net	48	67

For the years ended December 31, 2024 and 2023, depreciation expenses were $18 and $21 respectively. During 2024, the Company sold fixed assets with a cost of $3 and with accumulated depreciation in the amount of $3.

NOTE 6 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement with Plantify, pursuant to which each party agreed to issue to the other party 19.99% of its issued and outstanding capital stock (the “Securities Exchange”).

Upon the closing of the Securities Exchange on April 5, 2023, the Company issued 166,340 shares of its Common Stock to Plantify, which amount represented 19.99% of its outstanding capital stock as of immediately prior to the closing (and 16.66% of the Company’s outstanding capital stock as of immediately following the closing), and Plantify issued 150,022 of its common shares to the Company representing 19.99% of Plantify’s outstanding capital stock as of immediately prior to the closing (and 16.66% of Plantify’s outstanding capital stock as of immediately following the closing).

In connection with the Securities Exchange Agreement, the Company and Plantify executed a debenture (the “Debenture”), whereby the Company agreed to lend CAD1,500 thousands (approximately US$1,124) to Plantify. The Debenture accrued interest at a rate of 8% annually and was due to be repayable by Plantify on October 4, 2024. Outstanding principal under the Debenture was converted, at the Company’s sole discretion, into common shares of Plantify at a price of CAD0.05 per share for the first 12 months of the Debenture issuance date and CAD0.10 per share thereafter. Accrued interest was converted at the market price of Plantify’s common shares, subject to TSX Venture Exchange approval at the time of conversion. Plantify executed a general security agreement in the Company’s favor and pledged to the Company the shares of Plantify’ subsidiary, Peas of Bean Ltd.

On September 7, 2023, the Company purchased an additional 275,022 common shares of Plantify at a price of CAD0.01 per common share (CAD405 thousands), in a rights offering, resulting in an increase of approximately 7% of the Company’s ownership of the issued and outstanding common shares of Plantify. Following the additional acquisition, the Company Owned at that time 425,044 common shares of Plantify, representing approximately 23% of its issued and outstanding common shares.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continued)

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

As of December 31, 2023, the Company estimated the fair value of the conversion feature loan using the Black-Scholes option pricing model with assistance of a third-party appraiser. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	December 31, 2023
Expected volatility (%)	135.70%
Risk free interest rate (%)	5.08%
Expected dividend yield	0.0%
Contractual term (years) (*)	0.25
Conversion price (Canadian dollars)	(US$0.04) CAD0.054
Underlying share price (Canadian dollars)	(US$0.01) CAD0.01
Fair value (U.S. dollars in thousand)	$1

(*)	As of December 31, 2023 the Company estimated that the probability that the Debenture would be converted following 12 months is minimal.

The significant observable inputs used in the fair value measurement of the conversion feature are mainly the expected volatility and risk free interest rate. Significant changes in any of those inputs in isolation would have resulted in a change in the fair value measurement.

The fair value of the debt component as of December 31, 2023, of the Debenture was estimated with the assistance of a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the potential risk factor of the debt investment in Plantify, at 25.4%.

On April 2, 2024, the Company’s board of directors approved a binding term sheet for a credit facility of up to $250 and bearing interest at a rate of 8% per annum (the “Credit Facility”) to Plantify. Each drawdown was due to be repaid by Plantify within twelve months provided any outstanding amounts as of the end of the term must be repaid within ninety days. The Credit Facility was utilized in full by Plantify as of November 2024.

The factory of Plantify’s subsidiary, Peas of Bean, was located in Kibbutz Gonen in the Golan Heights, and its business operation was severely impacted by the war in Israel, which led Peas of Bean into voluntary insolvency proceedings. This, in turn, caused Plantify to essentially become a company with no business activity.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 6 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continued)

On November 15, 2024, the Company entered into a debt settlement agreement (the “Settlement Agreement”) with Plantify pursuant to which Plantify issued 2,420,848 of its common shares (the “Settlement Shares”) to the Company at CAD0.848 per share in full payment of debt owed to the Company in aggregate amount of CAD2,053 thousands (approximately $1,437) (the “Debt”). The Debt consisted of (i) CAD1,691 thousands (approximately $1,179), representing the principal and accrued interest on the Debenture and (ii) US$258 representing the principal and accrued interest on the Credit Facility. The closing of the Settlement Agreement occurred on December 5, 2024 upon the approval by the TSX Venture Exchange of the issuance (the “Closing Date”). On the Closing Date, Plantify issued the Settlement Shares to the Company.

As a result of such Settlement Agreement and the issuance the Settlement Shares, the Company’s holding in Plantify increase to approximately 65% of the outstanding shares of Plantify. On December 20, 2024 and following additional, issuance by Plantify of shares as part of a private placement, the Company’s holding in Plantify decreased to approximately 27% of the outstanding shares of Plantify.

On January 12, 2025, Plantify informed the Company that it issued shares to an additional lender as debt settlement. As a result of the issuance of shares, the ownership by the Company in Plantify was reduced to approximately 25%.

Since the increase in holdings was for a limited period of time and Plantify did not have continuity of operations at the time of the Settlement Agreement, the Company did not consolidated the financial statements of Plantify for the said period, except for the treasury stock transaction due to changes in control, which was estimated by the Company at $3.

For the year ended December 31, 2024 and for the period between April 5, 2023 through December 31, 2023, an unrealized loss of $1,299 and $714, respectively, was recorded in loss on investment in nonconsolidated affiliate in the Company’s consolidated statements of comprehensive loss.

The following tables present Plantify’s summarized financial information. The period presented in the table below commenced on April 5, 2023 when the Company retained an equity investment in Plantify:

	Year ended December 31, 2024	April 5, 2023 Through December 31, 2023

Revenue	353	455
Gross loss	(170)	(73)
Net loss	(3,399)	(1,839)

	As of December 31,	As of December 31,
	2024	2023

Current assets	683	551
Noncurrent assets	41	1,766
Current liabilities	1,724	2,187
Stakeholders deficit	(1,698)	(643)

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – INVESTMENT AND LOAN TO SOLTERRA

1.	On June 30, 2024, the Company entered into a 24 months Loan Agreement (the “Loan Agreement”) with Solterra Renewable Energy Ltd. (“Solterra”) and certain other lenders (collectively, the “Lenders”) pursuant to which the Lenders committed to loan Solterra the aggregate principal amount of € 500 thousands (approximately $542) (€ 375 thousands (approximately $406) of which was committed by the Company) with interest accruing on the principal at the rate of 7% per annum, to be paid annually beginning June 30, 2025 until the repayment of the loan Solterra shall have the option to convert the Loan Agreement to the shares of Solterra Energy Ltd (“SE”) (formerly AI Conversation Systems Ltd.) an Israeli company (which merger was closed at November 24, 2024) at a price which is the lowest price per share of SE under which it raises capital in in the period starting the date of the Loan Agreement and the loan conversion. In the event the loan is not converted or repaid in full within 9 months from the closing date of the merger then the interest rate shall increase from 7% to 12% per year. On July 8, 2024, the Company transferred €375 thousands (approximately $406). The Company estimated the fair value of the Loan Agreement using a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, based on the other similar loans granted to Solterra, at 32.7% as of December 31, 2024. The Company calculated the fair value of the Loan Agreement at $350 as of December 31, 2024.

The Company’s chairman of the board of directors is also a director of SE.

2.	On November 27, 2024, the Company acquired 100,000 shares of SE for a total consideration of NIS 300 thousands (approximately $82). Subsequently, on December 31, 2024, the Company acquired an additional 167,000 shares of SE for a total consideration of NIS 501 thousands (approximately $137).

As of December 31, 2024, the Company recorded gain from the increase in the fair value of the shares in the amount of $88.

NOTE 8 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT

On July 31, 2024, the Company entered into a Loan and Partnership Agreement (the “Loan and Partnership Agreement”), with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG (the “Partnership”), Solterra, and the Lenders (as defined in section 7(1) above), pursuant to which the Lenders committed to loan the Partnership (the “Loan”) an aggregate principal amount of € 2,080 thousands (approximately $2,288) (€1,560 thousands (approximately $1,716) of which was committed by the Company) for projects in the solar energy sector. Interest accrues on the loan at the rate of 7% per annum. The Loan matures on the earlier of (i) the sale of the Partnership or (ii) five years from the date of the Loan and Partnership Agreement.

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

As of December 31, 2024 the Company made payments in the amount of €705 thousands (approximately $764) and was committed to pay of €353 thousands (approximately $365) for the third milestone in connection with the Loan and Partnership Agreement.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT (continued)

The Company considered the Loan to the Partnership under ASC 810-10, Variable Interest Entities (VIE) and evaluated whether it is the primary beneficiary. Primary beneficiary requiring both (i) power to direct significant activities and (ii) exposure to significant financial benefits or losses. The Company has provided 75% of Loan and is entitled to receive only 25% of the Profits and does not have the power to direct the most significant activities of the Partnership and, therefore, it is not considered the primary beneficiary. As of December 31, 2024, the Company did not consolidated the Partnership.

The Company estimated the fair value of the Loan and Partnership Agreement using a third-party appraiser and various assumptions such as, probability of completion of the project based on key milestones, scenarios for the expected project’s cash realization value (including expected power of the project, selling price per megawatt, and loan repayment dates). The projected net cash flows were discounted using an interest rate appropriate for similar projects. The result was adjusted to the probability for the completion of the project as of the valuation date. The interest rate was determined at 9.18% as of December 31, 2024. The Company calculated the Loan Agreement at €1,133 thousands (approximately $1,173) as of December 31, 2024. Changes in fair value of an investment calculated at $44 were recorded in changes in fair value of investments measured under the fair value in the comprehensive loss. The Loan Agreement is presented in the balance sheet net of the commitment to pay €353 thousands (approximately $365).

NOTE 9 – A CONSOLIDATED ENTITY

On August 29, 2023, the Company closed exchange transactions (the “Exchange”), pursuant to the terms of a stock exchange agreement, entered on July 11, 2023, as amended on July 24, 2023 and August 13, 2023, by and among the Company, Save Foods Ltd., Yaaran Investments Ltd., an Israeli company (“Yaaran”), and a yet-to-be formed Israeli company (“NewCo”), (the “Exchange Agreement”). The closing conditions for the consummation of the Exchange, required, among other things, the incorporation of NewCo in the State of Israel. On August 29, 2023, NewCo was incorporated under the name of “Nitrousink, Ltd.” and issued the Company 4,200,000 shares, representing 60% of its share capital on a fully diluted pre-closing basis in exchange for 223,008 shares of Common Stock of the Company, issued to Yaaran on July 27, 2023, which amount represented 19.99% of the Company’s outstanding capital stock as of immediately prior to the Exchange (and 16.66% of the Company’s outstanding capital stock as of immediately following the Exchange). As a result of such, N2OFF became a majority-owned subsidiary of the Company. On February 21, 2024, Nitrousink, Ltd. changed its name to NTWO OFF. As of December 31, 2023, the Company owns 60% of the share capital of NTWO OFF, Yaaran owns 30% and the Agricultural Research Organization - Volcani Institute owns 10%. See also note 13(15) below.

As part of the Exchange Agreement, the Company committed to support NTWO OFF’s commercialization efforts of certain technologies researched and developed (the “License”) together with the Government of Israel on behalf of the State of Israel, represented by the Head of Agricultural Research Organization and the Treasurer of A.R.O., by making available up to $1.2 million in three conditional installments. As of December 31, 2023 the Company paid the first installment in the amount of $400, of which $160 were recorded as transaction with non-controlling interests. The Company is currently assessing the business potential of NTWO OFF. As of December 31, 2024, the Company has not yet made the second payment of $400.

At the Exchange date, NTWO OFF was determined to be excluding substantive process as required under the definition of business in accordance with the provisions of ASC Topic 805 “Business Combination”. In addition, it was determined that the License representing IPR&D had no alternative future use and therefore the entire purchase price allocated to the acquired IPR&D in the amount of $1,662 was charged to expense at the acquisition date as part of “Research and Development expenses” in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2023.

NOTE 10 –OTHER LIABILITIES

	December 31,
	2024	2023

Employees and related institutions	39	60
Accrued expenses	486	634
Operating lease liabilities	7	41
	532	735

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – COMMITMENT AND CONTINGENT LIABILITIES

A.	Save Foods Ltd. Is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company will pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and thereafter the Company will pay 5% of up to 100% of the amount of grants received plus interest at SOFR for 12 months. Save Foods Ltd. was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2024 and 2023, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $ 156, not including interest. As of December 31, 2024, and 2023, the Company did not accrue for or pay any royalties to the IIA as no revenue related to the funded projects has yet been generated.

B.	On September 22, 2020, the Company entered into a non-exclusive Commission Agreement with Earthbound Technologies, LLC (“EBT”) for a period of 12 months, according to which EBT will introduce the Company to potential clients, pre-approved by the Company (“Introduced Parties”) and will assist the Company in finalizing commercial agreements with the Introduced Parties. In consideration for its services, the Company agreed to pay EBT 12.5% of the net revenues generated from Introduced Parties (during the agreement period and within 18 months following the termination of the agreement) up to a total aggregated amount of $2,000, provided that the compensation shall not exceed 25% of the Company’s gross profit under the given commercial agreement signed with the Introduced Party. In addition, in the event that the aggregated net revenues generated from Introduced Parties were to exceed $500, and subject to board approval, the Company would be required to issue to EBT options to purchase 1,021 shares of Common Stock at an exercise price of $58.80 per share. In the event that certain additional events detailed in the agreement were to occur, the Company will also issue to EBT, subject to Board approval, additional options to purchase 1,021 shares of Common Stock at an exercise price of $58.80 per share. Such events have not occurred as of balance sheet date.

C.	On June 1, 2021 the Company terminated its October 10, 2018, consulting agreements with two of its consultants and signed new consulting agreements with the parties pursuant to which the consultants will provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreements may be terminated by either party upon 30 days prior written notice. The Company would pay each, a monthly fee of $13, and $2 as reimbursement of expenses. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the consultants. In addition, each consultant is entitled to a special bonus for assisting with business opportunities or other specified events (“Consultant Engagements”), authorized by the CEO or the Chairman of the Board. On December 20, 2023 the board approved to compensate each of the consultants in the amount of $100 and $10 reimbursement of expenses incurred. On September 9, 2024 the board approved to compensate each of the consultants in the amount of $75. On November 5, 2024 the Company approved to compensate each of the consultants in the amount of $13 and one of the consultants received amount of $7 reimbursement of expenses incurred.

D.	On January 26, 2023, the Company entered into an advisory agreement with a consultant for a period of ninety days. According to the agreement, the consultant will provide advisory services to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company will pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under any such equity purchase agreement to be paid within five business days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee will be 5%. On July 20, 2023, the term of the agreement was extended until October 12, 2023. On December 13, 2023, the term was further extended to May 12, 2024 and the consultant will be entitled to receive 3% of the gross proceeds received by the Company under the financing to be paid. As of December 31, 2024 and 2023 the Company paid a Success Fee in the amount of $94 and $175 to the consultant.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 – COMMITMENT AND CONTINGENT LIABILITIES (continued)

E.	On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to EUR 6,000 thousands (the “Pure Capital Credit Facility”), EUR 2,000 thousands of which may be used to finance the Loan and Partnership Agreement in Germany (see note 8 above), and the remaining EUR 4,000 thousands for any other projects subject to pre-approval by the Lender.

Interest under the Pure Capital Credit Facility will accrue at the rate of 7% per annum and is payable in advance by the Company and deducted from each drawdown for a period of twenty-four months.

The Pure Capital Credit Facility will terminate on the earlier of the drawdown of all of the EUR 6,000 thousands or five years from the date of the facility agreement (the “Drawdown Period”). The Company must repay amounts borrowed under the Pure Capital Credit Facility from the proceeds derived from the pre-approved projects or 33% of the proceeds from other Company financing transactions during the Drawdown Period. Thereafter, any unpaid amount may be paid from any other sources.

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

In the event of a fundamental transaction, as detailed in the Warrant, the successor entity will be required to assume the Company’s obligations under the Warrant. The Lender may also request the Company to buy back the Warrant for its Black Scholes Value in cash. The Warrants included certain price adjustments based on separate actions that caused it not to be indexed to the Company’s own stock.

On December 5, 2024, the Lender has agreed, pursuant to a waiver agreement with the Company, not to exercise the Warrant until the Company has obtained stockholder approval. Such approval has not yet been obtained.

The Company estimated the fair value of the Warrant Shares as of October 1, 2024 and December 31, 2024, using the Black-Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	October 1, 2024	December 31, 2024
Expected volatility (%) (*)	117.19%	117.68%
Risk free interest rate (%)	3.51%	4.38%
Expected dividend yield	0.0%	0.0%
Expected term of options (years)	5	5
Exercise price (US dollars)	$1	$1
Share price (US dollars)	$0.0247	$0.248
Fair value (U.S. dollars)	$307	$312

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

As of December 31, 2024, no drawdowns were made under the Facility Agreement. See note 24 (2) below.

NOTE 12 – LEASES

A.	The components of operating lease cost for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

Operating lease costs	41	55

B.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	61	51
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	-	16

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 – LEASES (continued)

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2024	2023

Operating leases:
Operating leases right-of-use asset	8	56

Current operating lease liabilities	7	41
Non-current operating lease liabilities	-	7
Total operating lease liabilities	7	48

Weighted average remaining lease term (years)	0.92	1.08

Weighted average discount rate	5%	4%

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

2024

2025	7
Total operating lease payments	7
Less: imputed interest	-
Present value of lease liabilities	7

In September 2021, the Company signed a lease agreement for an office and operational space in Neve Yarak, Israel for a period of 1 year with monthly payments of $2 and an option to extend the agreement for an additional 2 years with monthly payment of $2.5 in the first option period and $2.75 in the second option period. The Company exercised its option to extend the lease agreement for an additional 2 years. On August 5, 2024, the lease agreement was extended for an additional one-year period, until August 31, 2025 with monthly payments of $2.4.

In December 2021, the Company signed a car rental lease agreement for a period of 3 years with monthly payments of $1. During August 2023, the Company terminated the lease agreement.

On December 15, 2021, the Company entered into a lease agreement for office space in Miami (the “Miami Lease”). The Miami Lease is for a period of 1 year with monthly payments of $0.6 and an option to extend the agreement for an additional 1 year with monthly payments of $0.63. A lease right-of-use asset and a related liability in the amount of $15 have been recognized in the balance sheet in respect of this lease. The Company exercised its option to extend the lease agreement for an additional year. On December 15, 2023, the Company entered into a new lease agreement for office space in Miami for a period of 1 year with monthly payments of $0.67 and an option to extend the agreement for an additional 1 year with monthly payments of $0.7. The Company exercised the option. A lease right-of-use asset and a related liability in the amount of $16 have been recognized in the balance sheet in respect of this lease.

In January 2022, the Company signed a car rental lease agreement for a period of 3 years with monthly payments of $1.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Transactions:

1.	In connection with Mr. Joachim Fuchs’ appointment as Chairman of the board of directors of Save Foods Ltd, on February 10, 2022, Save Foods Ltd. entered into a consulting agreement with Mr. Fuchs., pursuant to which Mr. Fuchs will be paid a monthly fee of NIS 5 thousands (approximately $2) and subject to the Board approval, 1,286 shares of common Stock and, subject to the terms of the equity incentive plan to be adopted by the Company, options to purchase 6,015 shares of Common Stock which represented 1.5% of the Company’s’ outstanding capital stock as of the date of the agreement of which (1) 0.5% of such options have an exercise price of $7.00 per share and vest in 4 equal installments during the 12 month period commencing on January 1, 2022 (the “Effective Date”), (2) 0.5% of such options have an exercise price of $8.75 and l vest in 4 equal installments during the 12 month period following the 12 month anniversary of the Effective Date, (3) 0.5% of such options have an exercise price of $10.50 and vest in 4 equal installments during the 12 month period following the 24 month anniversary of the Effective Date. The Company determined the fair value of the options at $91.

On March 29, 2023, the Board approved an amendment to the consulting agreement pursuant to which Mr. Fuchs will receive monthly compensation of $1 and 7,143 restricted shares of Common Stock under the Company’s 2022 Share Incentive Plan in lieu of the above-described options. These shares are subject to a twenty four month lockup period. See paragraph 8 below.

On August 21, 2024 the Company issued a one-time bonus of 10,000 shares of common stock in connection with Mr. Fuchs departure from Save Foods Ltd. The shares were estimated at $3 based on the share price of the common stock on date of termination agreement.

2.	On March 10, 2022, the Company entered into an Investor Relations Agreement with a consultant for a period of 12 months pursuant to which the Company will pay the consultant for his services a monthly fee of $11 and will issue 2,000 shares of Common Stock of the Company. The shares were issued on March 10, 2022. During the year ended December 31, 2023, the Company recorded share-based compensation expenses of $84 in respect of the above shares.

3.	On September 6, 2022, the Company entered into a Services Agreement with a consultant. pursuant to which the consultant will provide the Company with strategic advisory services for a period of six months. The Company agreed to pay the consultant $275 for his services of which $195 were recorded as investor relations expenses as of December 31, 2023. In addition, the Company issued 7,143 shares of Common Stock to the consultant during the year ended December 31, 2022. During the year ended December 31, 2023, the Company recorded share-based compensation expenses of $41 in respect of the above shares.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

4.	On October 26, 2022, the Board approved the issuance of 7,143 shares of Common Stock to a consultant pursuant to an investor relations consulting agreement and quarterly issuances of 1,286 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024. On each of January 2, 2023, April 3, 2023, August 7, 2023 and November 8, 2023, the Company issued 1,286 shares of Common Stock. In addition, on December 20, 2023, the Board approved the issuance of 111,553 shares of Common Stock to the consultant. On December 21, 2023, the Company issued 111,553 shares of Common Stock. The Company determined the value of the shares issued based on the share price of the date of the board approval. The Company recorded share based compensation expenses of $272 for the year ended December 31, 2023. On March 18, 2024 and July 25, 2024, the Company issued 1,286 shares of common stock to a consultant for consulting services provided to the Company. The shares were estimated at $36 based on the share price of the common stock on October 26, 2022. As of December 31, 2024, the Company recorded the commitment to issue an additional 2,572 shares estimated at $36.

5.	On October 26, 2022, the Board approved the quarterly issuances of 715 shares of Common Stock to each of two consultants commencing on January 1, 2023, and ending on December 31, 2024. On January 2, 2023, April 3, 2023 and August 7, 2023, the Company issued 715 shares of Common Stock to each of the consultants. The Company determined the value of the shares issued based on the share price on the date of the board approval. The Company recorded share-based compensation expenses of $60 for the year ended December 31, 2023.

On August 3, 2023, the Board approved the issuance of a one-time bonus of 21,428 shares of Common Stock to each of the two consultants. On August 7, 2023, the Company issued 21,428 shares of Common Stock to each of the consultants. In addition, on December 20, 2023, the Board approved the issuance of 100,000 shares of Common Stock to each of the two consultants. On December 21, 2023, the Company issued 100,000 shares of Common Stock for each of the consultants. The Company determined the value of the shares issued based on the share price of the date of the board approval. As of December 31, 2023, the Company recorded share-based compensation expenses of $533.

6.	On January 20, 2023, the Company entered into a consulting agreement with a consultant for a period of twelve months pursuant to which the Company will issue on a quarterly basis, subject to the approval of the board (a) 3,572 restricted shares of the Company’s Common Stock for services rendered for the first quarter of 2023, and (b) 2,143 restricted shares of Common Stock for services rendered for each subsequent quarter of 2023, such that the consultant will receive an aggregate of 10,001 restricted shares of Common Stock.

On February 13, 2023, the Company issued 3,572 shares of Common Stock.

On April 27, 2023, the Company issued 2,143 shares of Common Stock. The Company determined the value of the shares issued based on the share price of the date of board approval. The Company recorded share-based compensation expenses of $48 for the year ended December 31, 2023.

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

On June 21, 2023, the Company issued 32,143 restricted shares of Common Stock. The Company determined the value of the shares issued at $147 based on the share price on the agreement date, of which $59 and $32 was recorded as share based compensation expenses during the year ended December 31, 2024 and 2023, respectively and the remaining was classified as prepaid expenses in other current assets.

On November 15, 2023, the consulting agreement dated June 14, 2023, was amended pursuant to which the consultant will receive additional 20,000 restricted shares of Common Stock. On November 20, 2023, the Company issued 20,000 restricted shares of Common Stock. The Company determined the value of the shares issued at $44 based on the share price on the amendment to the agreement date, of which $14 and $10 was recorded as share based compensation expenses during the year ended December 31, 2024 and 2023, respectively and the remaining was classified as prepaid expenses in other current assets.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

On May 8, 2024 the Company issued 30,000 shares of common stock to the consultant, for services provided to the Company pursuant to an amendment of a consulting agreement, dated November 15, 2023. The shares were estimated at $31 based on the share price of the common stock on May 8, 2024.

7.	On March 29, 2023, the board approved an amendment to the consulting agreement with EU Agritech Investment Ltd. (“EU Agritech”), pursuant to which EU Agritech will receive $100 in restricted shares of Common Stock to be issued on the effective date of the amendment as compensation for the first twelve months of services provided to the Company. On April 3, 2023, the Company issued 21,009 shares of Common Stock to EU Agritech. During the year ended December 31, 2023, the Company recorded $100 as share based compensation expenses.

8.	On March 29, 2023, the board approved the issuance of an equity grant to executive officers, employees, directors and consultants of an aggregate of 142,860 shares of Common Stock (such number includes the restricted shares issued pursuant to the amendment of the consulting agreement with Joachim Fuchs as detailed in paragraph 1 above. Such shares were issued on April 3, 2023. The Company estimated the value of the shares issued at $678 based on the share price of the date of the board approval and recorded $678 as share based compensation expenses during the year ended December 31, 2023.

9.	On March 31, 2023, the Company entered into the securities exchange agreement with Plantify pursuant to which the Company and Plantify agreed to issue 19.99% of its issued and outstanding capital stock on a pre-closing basis to the other. Upon the closing of the securities exchange on April 5, 2023, the Company issued 166,340 shares of Common Stock to Plantify (see note 6 above).

10.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of 18 months pursuant to which the Company will issue, subject to the approval of the board, 25,715 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 8,572 shares of Common Stock upon the six months anniversary of the agreement date, (b) 8,572 shares of Common Stock upon the nine months anniversary of the agreement date, and (c) 8,571 shares of Common Stock upon the twelve months anniversary of the agreement date.

On June 21, 2023, the Company issued 25,715 restricted shares of Common Stock. The Company determined the value of the shares issued at $122 based on the share price on the agreement date, of which $75 and $47 was recorded as share based compensation expenses during the year ended December 31, 2024 and 2023, respectively.

11.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of two years pursuant to which the Company will issue, subject to the approval of the board, 35,715 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 11,905 shares of Common Stock upon the six month anniversary of the agreement date, (b) 11,905 shares of Common Stock upon the nine month anniversary of the agreement date, and (c) 11,905 shares of Common Stock upon the 12 month anniversary of the agreement date.

On June 21, 2023, the Company issued 35,715 restricted shares of Common Stock. The Company determined the value of the shares issued at $170 based on the share price on the agreement date, of which $85 and $51 was recorded as share based compensation expenses during the year ended December 31, 2024 and 2023, respectively and the remaining was classified as prepaid expenses in other current assets.

12.	On June 15, 2023, the Company entered into a consulting agreement with a consultant for a period of three months pursuant to which the Company will issue, subject to the approval of the board, the following: (a) restricted Common Stock representing an aggregate value of $75, upon the execution of the agreement, and (b) a monthly cash fee of $5.

The Company issued an aggregate of 16,485 shares of Common Stock and recorded $75 as share based compensation expenses during the year ended December 31, 2023.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKDERS’ EQUITY (continued)

13.	On June 21, 2023, the Company entered into a consulting agreement with legal advisors pursuant to which such counsel will be paid $22 in cash and $23 in restricted Common Stock for services provided to the Company. Cash payment of $11 and $11, in restricted Common Stock was paid upon execution of the agreement and the remaining amounts will be paid upon the completion of the legal services. On July 6, 2023, the Company issued 4,945 shares of restricted Common Stock as consideration for the first installment. The Company determined the value of the shares issued at $24 based on the share price on the agreement date, which recorded as share based compensation expenses during the year ended December 31, 2023.

On September 6, 2023, the Company issued 6,123 shares of Common Stock to legal counsel pursuant to the August 7, 2023 retainer legal services agreement. The Company determined the value of the shares issued at $67 based on the share price on the agreement date, of which $40 and $27 was recorded as share based compensation expenses during the year ended December 31, 2024 and 2023, respectively.

On December 11, 2023, the Company entered into an additional consulting agreement pursuant to which the legal advisors will provide the Company with certain legal services in consideration for total of $25 in cash and 12,500 restricted Common Stock of the Company. Cash payment of $10 shall be paid upon execution of the agreement and the remaining after the completion of the legal services. On December 26, 2023, the Company issued 12,500 shares of restricted Common Stock. The Company determined the value of the shares issued at $39 based on the share price on the agreement date, which recorded as share based compensation expenses during the year ended December 31, 2024.

On November 3, 2024, the Company’s board of directors approved (i) the payment of an aggregate of $25 to legal counsel in connection with the preparation of a registration statement (half of which was immediately payable and half of which is payable upon the filing of such registration statement) and (ii) the issuance of 50,000 shares of its common stock. If within 18 months of issuance, the aggregate value of such stock is less than $13, the Company will pay to such legal counsel the difference in cash between the value of the sale of the shares and $13. The Company determined the value of the shares issued at $12 based on the share price on November 3, 2024, which recorded as prepaid expenses in other current assets.

14.	On July 23, 2023, the Company, entered into a Standby Equity Purchase Agreement (the “SEPA I”), with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3.5 million shares of the Company’s Common Stock over the course of 40 months after the date of the SEPA I. The price of shares to be issued under the SEPA I will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s Common Stock for the three consecutive trading days commencing on the delivery of each advance notice by the Company. Each issuance and sale by the Company to the Investor under the SEPA I (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of the Company’s shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $200. With respect to each Advance notice, if the Company notifies the Investor of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by the Company, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

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

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKDERS’ EQUITY (continued)

The SEPA I will terminate automatically on the earlier of December 1, 2026 or when the Investor has purchased an aggregate of $3.5 million shares of the Company’s Common Stock. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor.

The SEPA I provided that, subject to the satisfaction of certain conditions set forth in the SEPA I, upon the request of the Company, the Investor will advance to the Company up to $700 of the $3,500 commitment amount, with such Advances to be evidenced by a promissory note (the “Note”). The request by the Company for such Advances may only be made after the approval of the stockholders of the transactions contemplated by the SEPA I, and the Company cannot request any Advances after January 31, 2024. There is a 3% discount to the amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, a one tenth of the outstanding principal of each Note and accrued interest thereon either (i) in cash or (ii) by submitting an advance notice pursuant to the purchaser and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The first payment is due 60 days after the issuance of a Note, with each subsequent payment due 30 days after the prior payment. Unless otherwise agreed by the Investor, the funds received by the Company pursuant to the SEPA I for the sale of shares will first be used to satisfy any payments due under the Note.

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

On September 27, 2023, the Company issued 26,224 shares of Common Stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $123 based on the share price on the agreement date.

On October 11, 2023, the Company filed a registration statement on Form S-1 with the SEC, which was declared effective by the SEC on October 30, 2023 for the resale of up to 1,000,000 shares of Common Stock that may be offered and sold by the Investor. On October 31, 2023, the Company received a gross amount of $700 and issued the Note to the Investor pursuant to the SEPA I. The first payment under the Note was due December 31, 2023.

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

On each of November 6, 2023, November 20, 2023, and December 5, 2023, the Company issued 20,000 shares of Common Stock pursuant to a settlement document with respect to Advance notices delivered to the Investor. On December 7, 2023, the Company issued additional 691,000 shares of Common Stock to the Investor pursuant to settlement document with respect to Advance notices delivered to the Investor.

Total aggregated net amount received as consideration for the sale of the shares amounted to $3,499. Total expenses associated with the SEPA I amounted to $359 and were recorded in the Company’s statement of comprehensive loss under general and administrative expenses.

On December 22, 2023, the Company entered into an additional Standby Equity Purchase Agreement (the “SEPA II”) with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of Common Stock over the course of 36 months after the date of the SEPA II. The price of shares to be issued under the SEPA II is the same as the determination of the price under SEPA I.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKDERS’ EQUITY (continued)

The SEPA II will terminate automatically on the earlier of December 22, 2027 or when the Investor has purchased an aggregate of $20 million of the Company’s shares of Common Stock. The Company has the right to terminate the SEPA II upon five trading days’ prior written notice to the Investor.

In connection with and subject to the satisfaction of certain conditions set forth in the SEPA II, upon the request of the Company, the Investor will pre-advance to the Company up to $3,000 of the $20,000 commitment amount.

The Company paid a subsidiary of the Investor a structuring fee in the amount of $10 and on December 28, 2023, the Company issued 110,554 shares of Common Stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $254 based on the share price on the agreement date, which was recorded as prepaid expenses in other current assets during the year ended December 31, 2023. The Company was recorded $79 in the statement of comprehensive loss under financing expenses and $175 was recorded as prepaid expenses in other current assets for the year ended December 31, 2024.

On April 4, 2024, the Company, sold a $1,500 promissory note (the “Note”) to the Investor pursuant to the terms of SEPA II in exchange for proceeds of $1,455, reflecting an original issue discount of 3% to face value of the Note.

The Note bears interest at a rate of 8% per annum and matures April 4, 2025. Commencing June 3, 2024, and every 30 days thereafter, the Company is required to pay $150, together with accrued and unpaid interest on the then outstanding principal. Payments under the Note can be made either (i) in cash or (ii) by submitting notice of an advance of shares to be issued and sold to the Investor pursuant to the SEPA II, or any combination of (i) or (ii) as determined by the Company. The entire remaining principal balance and unpaid interest amount of the Note becomes due and payable in full at maturity. The Company determined that the Note is accounted for as a liability in accordance with ASC 470 “Debt”.

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

As of December 31, 2024 the Company repaid all payments under the Note.

During the year ended December 31, 2024, the Company issued 6,666,667 shares of common stock, to the Investor pursuant to the terms of SEPA II valued at $2,706 for gross consideration of $3,135. Following such issuances, the Company issued the Investor the maximum shares allowed to be issued under the Company’s resale registration statement on Form S-1/A effective February 6, 2024.

15.	On July 27, 2023, the Company issued 223,008 shares of Common Stock to Yaaran pursuant to the terms of the Exchange Agreement described in note 9 above. The Company determined the value of the shares issued at $997 based on the share price on the agreement date, which was recorded as research and development expenses during the year ended December 31, 2023.

16.	On November 23, 2023, the Company entered into a consulting agreement with a consultant pursuant to which the consultant will provide the Company with public relations services for a period of three months for a one-time fee in the amount of $5 and subject to the approval of the board of directors of the Company, $10 of restricted shares of the Company’s Common Stock, valued as of the date of the agreement, such shares to be issued in equal monthly installments. On December 7, 2023, the Company issued the first tranche of 1,755 shares of the Company’s Common Stock to the consultant. The Company determined the value of the shares issued and the services provided until December 31, 2023 at $4 and recorded share base compensation expenses during the year ended December 31, 2023.

On March 18, 2024, the Company issued 3,508 shares of common stock. The Company determined the value of the shares and the services provided at $6 and recorded share based compensation expenses during the year ended December 31, 2024.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – STOCKDERS’ EQUITY (continued)

17.	On December 20, 2023, the board approved the issuance of an equity grant to executive officers, directors and consultants of an aggregate of 301,284 shares of Common Stock. Such shares were issued on December 21, 2023. The Company estimated the value of the shares issued at $541 based on the share price of the date of the board approval and recorded $541 as share based compensation expenses during the year ended December 31, 2023. See also note 13(5).

18.	On September 9, 2024, the Board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 640,000 and 1,050,000 shares of common stock, par value $0.0001, respectively. The Company estimated the value of the shares issued at $464 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the year ended December 31, 2024.

19.	On December 23, 2024, the Company issued 350,000 shares of common stock to the Company’s chairman of the board, and 50,000 shares of common stock to each of six members of the board of directors, under the 2022 Incentive Plan. The Company estimated the value of the shares issued at $171 based on the share price of the date of the board approval and recorded $171 as share based compensation expenses during the year ended December 31, 2024.

20.	On December 10, 2024, the Company entered into a securities purchase agreement (the “Agreement”) with certain investors (the “Purchasers”) for aggregate gross proceeds of approximately $1,500 (the “Private Placement”). As part of the Private Placement, the Company issued an aggregate amount of 6,250,000 units and pre-funded warrants (collectively, the “Units”) at a purchase price of $0.24 per unit (less $0.00001 per pre-funded warrants). Each Unit consists of (i) one share of common stock, par value $0.0001 per share (the “Common Stock” and the “Purchased Stock”) and/or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrant”), and (ii) a one and a half warrant to purchase one share of Common Stock (the “Common Warrant” and together with the Pre-Funded Warrants, the “Warrants”).

The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.00001 per share of Common Stock and will not expire until exercised in full. The Common Warrants have a five-year term, are immediately exercisable and have an exercise price of $0.24, subject to certain anti-dilution and stock combination event protections. As of December 31, 2024, no balances have been recorded under this Agreement. See also note 24 (1).

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – STOCK OPTIONS

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

On December 20, 2023, the board of directors of the Company approved the issuance of an equity grant to executive officers, directors and consultants under the 2022 Share Incentive Plan of aggregate of 286,784 shares of Common Stock. See note13(17) above).

On September 9, 2024, the board of directors of the Company approved the issuance of an equity grant to executive officers and a consultant under the 2022 Share Incentive Plan of an aggregate of 640,000 shares of Common Stock. See note13(18) above).

On September 9, 2024, the board of directors approved and on November 3, 2024, the Company’s stockholders approved an amendment to the Company’s 2022 Share Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the 2022 Share Incentive Plan by an additional 11,000,000 shares of Common Stock.

On December 23, 2024, the board of directors of the Company approved the issuance of an equity grant to directors under the 2022 Share Incentive Plan of aggregate of 650,000 shares of Common Stock. See note13(19) above).

On December 23, 2024, the board of directors of the Company approved the issuance of an equity grant to employee under the 2022 Share Incentive Plan of an option to purchase 10,000 shares of Common Stock at an exercise price of $0.2153 per share. One-third of the shares subject to the options vest and become exercisable on the first anniversary of the vesting commencement date determined by the Board, and on each subsequent one year anniversary thereafter, over two years provided the Employee remains employed by the Company on each such vesting date, in compliance with this Employment Agreement.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – STOCK OPTIONS (continued)

The fair value of options granted during 2024 was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2024

Dividend yield	0
Expected volatility (%) (*)	122%
Risk-free interest rate (%) (**)	4.36%
Expected term of options (years) (***)	5.99
Exercise price (US dollars)	0.22
Share price (US dollars)	0.22
Fair value (US dollars)	2

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.

(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31,2022	33,533	21.00
Granted	-	-
Exercised	-	-
Forfeited	(6,015)	8.75
Expired	-	-
Outstanding at December 31,2023	27,518	23.69
Granted	10,000	0.22
Exercised	-	-
Forfeited	(817)	26.46
Expired	(7,484)	24.46
Outstanding on December 31, 2024	29,217	15.38
Number of options exercisable on December 31, 2024	19,217	23.38

The aggregate intrinsic value of the awards outstanding as of December 31, 2024 and 2023 is less than $1 and $0, respectively. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.25 and $2.00 as of December 31, 2024 and 2023, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The total fair value estimation of the non-cash compensation of the 2024 grant was approximately $2. Expenses incurred in respect of stock-based compensation for employees and directors, for the year ended December 31, 2024 and 2023 were $1 and $23, respectively. The Group did not recognize an income tax benefit related to stock-based compensation as it is not recognized for tax purposes in Israel and a full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2024, there were options to purchase 21,296 shares available for future grants under the 2018 Equity Incentive Plan and options to purchase 10,341,787 shares available for future grants under the 2022 Share Incentive Plan

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – COST OF SALES

	Year ended December 31
	2024	2023

Salaries and related expenses	15	21
Materials	134	27
Vehicle maintenance	10	7
Other expenses	6	*
	165	55

(*)	Less than $1 thousand.

NOTE 16 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2024	2023

Salaries and related expenses	-	71
IPR&D	-	1,662
Subcontractors	353	138
Depreciation	2	13
Vehicle maintenance	-	14
Rent and asset management	-	14
Laboratory and field tests	-	2
Other expenses	14	24
	369	1,938

NOTE 17 – SELLING AND MARKETING EXPENSES

	Year ended December 31
	2024	2023

Salaries and related expenses	84	157
Share based compensation	1	-
Subcontractors	50	31
Transport and storage	49	37
Commissions	-	14
Travel expenses	25	13
Other expenses	29	20
	238	272

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 18 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2024	2023

Professional services	2,119	1,900
Salaries and related expenses	36	233
Share based compensation	1,058	2,562
Legal expenses	271	276
Insurance	164	246
Rent and office maintenance	23	15
Registration fees	53	262
Doubtful debt	(8)	41
Depreciation	10	8
Other expenses	32	33
	3,758	5,576

NOTE 19 – FINANCING EXPENSES (INCOME), NET

	Year ended December 31
	2024	2023

Interest income	65	66
Change in fair value of marketable securities	88	-
Interest on loans	(93)	-
Share issuance expenses	(176)	-
Currency exchange differences	(37)	(14)
Bank charges and other finance expenses, net	(2)	(5)
	(155)	47

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – INCOME TAX

A.	The Company is subject to the U.S. federal income tax rate of 21% plus state income tax rates which vary from state to state.

Income of the Israeli company is taxable at enacted tax rate of 23%.

The Company, Save Foods Ltd. and NTWO OFF Ltd. have not received final tax assessments since their inception although the tax reports of the Company for the years through December 31, 2015 and of Save Foods Ltd for the years through December 31, 2017 are deemed to be final.

As of December 31, 2024 and 2023, the Company and subsidiaries have estimated carry forward losses for tax purposes of approximately $31,202 and $24,689, respectively, of which $771 can be offset against taxable income generated until 2027 and $30,495 can be offset against future taxable income, if any.

B.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the income tax rate applicable to the Company (federal tax rate) and the income tax expense reported in the financial statements:

	Year ended December 31
	2024	2023
	US Dollars

Pretax loss	5,602	7,260
Federal tax rate	21%	21%
Income tax computed at the federal income tax rate	1,176	1,525
Non-deductible expenses	(*)	(383)
Share-based compensation	(1)	(27)
Differences in corporate income tax rates	26	68
Remeasurement of deferred taxes for foreign currency effects	20	99
Changes in valuation allowance	(1,221)	(1,282)
	-	-

(*)	Less than $1 thousand.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – INCOME TAX (continued)

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes and for carryforwards. Significant components of the Company’s deferred assets and liabilities are as follows:

	Year ended December 31
	2024	2023
Composition of deferred tax assets:	US Dollars

Employees and related institutions	2	4
Operating loss carry-forwards	6,883	5,493
Operating lease liabilities	2	11
Share-based compensation	182	182
Others	47	33
Total deferred tax assets	7,116	5,723

Composition of deferred tax liabilities:
Right-of-use asset	(2)	(13)
Total deferred tax liabilities	(2)	(13)

Net deferred tax assets	7,114	5,710
Valuation allowance	(7,114)	(5,710)

The net change during the year ended December 31, 2024 in the total valuation allowance amounted to $1,404

NOTE 21 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per Common Stock for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31
	2024	2023
	Number of shares

Weighted average number of shares of Common Stock outstanding attributable to stockholders	5,846,231	1,200,608
Total weighted average number of shares of Common Stock related to outstanding options, excluded from the calculations of diluted loss per share (*)	29,217	27,518

(*)	The effect of the inclusion of option in 2024 and 2023 is anti-dilutive.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 22 – RELATED PARTIES

A.	Transactions and balances with related parties and officers:

	Year ended December 31
	2024	2023

General and administrative expenses:
Directors’ compensation	535	716
Salaries and fees to officers	595	1,155
Total General and administrative expenses	(*) 1,130	(*) 1,871

(*) Include share base compensation	349	988

Research and development expenses:
Salaries and fees to officers	-	33

Selling and marketing expenses:
Salaries and fees to officers	-	33

B.	Balances with related parties and officers:

	As of December 31,
	2024	2023

Other accounts payables	89	139

C.	Other information:

1.	On November 6, 2020, the Company entered into a consulting agreement with S.T Sporting (1996) Ltd., for the services of David Palach (the “CEO Consulting Agreement”). Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach provides services as chief executive officer. Pursuant to the terms of the CEO Consulting Agreement, Mr. Palach was entitled to a monthly fee in the amount of $8 plus value added tax per month and a grant of options to purchase shares of our Common Stock, which amount will be determined by good faith negotiations by the board of directors on a future date.

On June 23, 2021, the board of directors approved updated compensation for Mr. Palach pursuant to which Mr. Palach is entitled to a monthly fee of $14 plus value added tax; reimbursement of expenses not exceeding $1 per month; a grant of an option to purchase shares of Common Stock representing 4.5% of the Company’s outstanding capital stock as of June 23, 2021; the immediate repayment of $8, representing debt payable to Mr. Palach that accrued from November 2020 until April 2021.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 22 – RELATED PARTIES (continued)

In lieu of such option, the board of directors approved the issuance of 42,858 shares of Common Stock to Mr. Palach in March 2023.

On August 29, 2022, the monthly fee of Mr. Palach was reduced to $6.

Following the compensation committee’s recommendation of December 19, 2023, the board of directors approved a monthly fee increase of $1, starting January 1, 2024. On January 8, 2024 and September 9, 2024, the Board approved bonuses of $15.

Following the compensation committee’s recommendation of November 12, 2024, the board of directors approved a monthly fee increase to $8.

2.	On June 23, 2021, the Board approved the compensation of the Company’s Chairman of the Board, pursuant to which the Chairman of the Board will be entitled to a monthly fee of $5 and reimbursement of expenses of $1 per month. In addition, the Chairman of the Board shall receive a one-time grant of options to purchase shares of the Company representing 1.5% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined.

On August 29, 2022, the Board approved an increase of the monthly fee from $6 to $8 and a one-time bonus of $25.

Following the compensation committee’s recommendation of December 19, 2023, the board of directors approved a monthly fee increase of $1, starting January 1, 2024. On January 8, 2024 and September 9, 2024, the Board approved bonuses of $15.

3.	On June 23, 2021, the Board approved the compensation for each of members of the board, pursuant to which each member of the board will be entitled to an annual fee of NIS 100 thousand (approximately $31). In addition, each member of the Board will receive a one-time grant of options to purchase shares of the Company representing 0.25% of the Company’s outstanding share capital as of the date of the approval. The terms of the grant have not yet been determined. On August 29, 2022, the Board approved, an increase in the quarterly fee of each member of the Board from NIS 25 thousand (approximately $8) to $10. On December 20, 2023, the board approved the issuance of shares to directors in lieu of the grant of options.

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

Following the compensation committee’s recommendation of December 22, 2024, the board of directors approved, a total quarterly fee payable to each member of the Board (excluding the Chairman of the Board), shall be $10, (plus VAT) starting January 1, 2025.

4.	On April 18, 2022, Save Foods Ltd., entered into a consulting agreement with Shlomo Zakai CPA (“Consultant”) for, among other things, chief financial officer services to be provided to Save Foods Ltd. exclusively by Lital Barda. for a monthly base salary of NIS 25 thousand to be paid for Ms. Barda’s services The agreement may be terminated by either party upon 30 days’ written notice or by Save Foods Ltd. upon the occurrence of certain events as set forth in the agreement. On January 8, 2024, the Board approved a bonus of $7 to Ms. Barda. On September 9, 2024, the Board approved a bonus of $8.

On November 10, 2024 following the compensation committee’s recommendation, the board of directors approved an amendment to the consulting agreement exclusively for the purpose of increasing the cash compensation to Ms. Barda in exchange for her services by 15%.

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 23 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

This segment’s structure reflects the financial information and reports used by the Company’s management, specifically its CODM, to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s reportable segments are not aggregated.

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer and the Chairman of the Board, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocate resources and assesses the performance of each operating segment based on potential business opportunities, historical and potential future sales and operating expenses.

The Company has two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) the N2O emissions Global warming solutions. The Pathogen prevention operating segment consists Save Food Ltd. and the Global warming solutions operating segment consist of NTWO OFF Ltd.

The Company’s method for measuring profitability on a reportable segment basis is operating loss. The Company adopted ASU 2023-07 in December 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the CODM. The Company’s CODM periodically reviews operating loss by segment and treats it as a significant segment expense.

The following table presents information about the Company’s reportable segments for the year ended December 31, 2024 and 2023:

Operating loss related to the Company’s reportable segments and the reconciliation of the total net loss attributable to common stockholders is as follows:

	Year ended December 31
	2024	2023

Revenue from Pathogen prevention and prolong shelf life	210	263
Cost related to Pathogen prevention and prolong shelf life	(896)	(1,361)
Operating loss from Pathogen prevention and prolong shelf life	(686)	(1,098)

Revenue from N2O emissions Global warming solutions	-	-
Cost related to N2O emissions Global warming solutions	(350)	(1,788)
Operating loss from N2O emissions Global warming solutions	(350)	(1,788)

Professional services	(2,009)	(1,831)
Share base compensation	(1,055)	(2,444)
Depreciation	(18)	(21)
Other general and administrative expenses	(202)	(396)
Total Operating loss	(3,284)	(4,692)

Financing (expenses) income, net	(155)	47
Other income	428	985
Changes in fair value of investments measured under the fair value option	(1,300)	(714)
Net loss	(5,347)	(7,260)

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 23 – SEGMENT REPORTING (continued)

B.	Information on sales by geographic distribution:

Sales are attributed to geographic distribution based on the location of the customer.

	Year ended December 31
	2024	2023

United States	171	142
Mexico	-	110
Israel	31	10
Peru	8	-
Turkey	-	1
	210	263

C.	Sales to single customers exceeding 10% of sales:

	Year ended December 31
	2024	2023

Customer A	171	143
Customer B	-	110
Customer C	31	-
	202	253

D.	Information on Long-Lived Assets - Property, Plant and Equipment and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of December 31, 2024 and 2023:

	Year ended December 31
	2024	2023

Israel	43	102
United States	13	21
	56	123

N2OFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 24 – SUBSEQUENT EVENTS

1.	On January 2, 2025, the Company consummated the Private Placement transactions contemplated by the securities purchase agreement, dated December 10, 2024, and issued 1,704,116 shares; pre-funded warrants to purchase 4,545,884 shares; and warrants to purchase 9,375,000 shares of the Company’s common stock at an exercise price of $0.24. The Company received gross proceeds of $1,500 as a result of such issuances.

During February and March 2025, the Company issued 1,573,265 and 1,747,620 shares of common stock, respectively, following exercises of pre-funded warrants.

On March 14, 2025, the Company issued 729,166 shares of common stock following exercises of 729,166 warrants at an exercise price of $0.24 for total consideration of $175. See note 13(20),

2.	On January 6, 2025, and February 12, 2025, the Company drew down €375 thousand (approximately $386) and €645 thousand (approximately $665), respectively, from the Pure Capital Credit Facility. See note 11(E).

3.	On February 10, 2025 the Company’s wholly owned subsidiary, NITO Renewable Energy, Inc. was formed under the laws of the State of Nevada.

4.	On February 24, 2025, the Company entered into a shareholders agreement (the “Italy Agreement”) with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD, a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company will purchase 70% of SBI4 shares (on a fully diluted basis) from SB.

The Company will lend €2,300 thousand to SB14 for financing two battery storage projects in Sicily, Italy (the “Projects”). which loan accrues interest at 7% per annum. Additionally, the Italy Agreement provides for a right of repurchase of shares of SBI4 by SB in the event the Company does not furnish drawdown amounts in accordance with the terms of the Italy Agreement.

The net profit from sales of Projects will be split between the parties as follows: if the selling price per megawatt (“MW”) (i) does not exceed Euro 30,000, each party will receive profits according to its pro-rata share ownership of SBI4; (ii) exceeds Euro 30,000 up to Euro 60,000, per MW, SB will receive 40% of the profit (10% above its pro-rata share) and the Company will receive 60% of the profit; and (iii) exceeds Euro 60,000 per MW, SB will receive 50% of the net profit (20% above its pro-rata share) and the Company will receive 50% of the net profit.

5.	On February 25, 2025, the Company, entered into a securities purchase and exchange agreement (the “Mito Agreement”) with MitoCareX Bio Ltd., an Israeli private company (“MitoCareX”), SciSparc Ltd., an Israeli public company (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”, together with SciSparc and Alon, the “Sellers”, and together with the Company, the “Parties”) pursuant to which the Company will acquire from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming a wholly-owned subsidiary of the Company.

The closing of the Mito Agreement is contingent upon, among other customary closing conditions, obtaining approval of the Company’s stockholders by the requisite majority. This approval has not yet been obtained.

On the closing date, SciSparc shall transfer and sell 6,622 Ordinary Shares to the Company, (the “Purchased Shares”), in consideration for a cash payment of $700; the Company will issue and deliver shares of Common Stock to the Sellers equal to 40% of the capital stock of the Company on a fully diluted basis, calculated as of immediately following the closing date (collectively, the “Exchanged Common Stock”); and as consideration for the Exchanged Common Stock, (1) Alon will transfer 11,166 Ordinary Shares to the Company, which will represent 100% of the Ordinary Shares owned by Alon as of the closing date; (2) Ciro will transfer 5,584 Ordinary Shares to the Company, which will represent 100% of the Ordinary Shares owned by Ciro as of the closing date; and (3) SciSparc will transfer 13,727 Ordinary Shares to the Company (“SciSparc’s Exchanged Shares” and together with Alon’s Shares and Ciro’s Shares, the “Exchanged Ordinary Shares”), which will represent 73% of the Ordinary Shares owned by SciSparc as of the closing date, such that, together with the Purchased Shares, the Company will receive 100% of SciSparc’s holdings in MitoCareX.

Following the closing, until December 31, 2028, the Sellers will have the right to receive such number of additional shares of Common Stock, for no additional consideration, in an aggregate amount of up to 25% of the issued and outstanding capital stock of the Company on a fully-diluted basis calculated as of immediately following the closing date in accordance with MitoCareX meeting certain milestones.

Immediately prior to the closing date, Alon will enter into an amended employment agreement with the Company and MitoCareX in connection with his employment as the Chief Executive Officer of MitoCareX, which provides, among other things, for a grant of restricted stock representing 5% of the capital stock of the Company on a fully diluted basis (calculated as of immediately following the closing date), pursuant to the Company’s 2022 Share Incentive Plan. Such shares will vest in three equal installments on each of the first, second and third anniversary of the closing date, subject to Alon’s continued employment with MitoCareX.

As additional consideration for the Exchanged Ordinary Shares, each of SciSparc, Alon and Ciro will receive, collectively, 30% of the gross proceeds of each financing transaction closed by the Company within five years of the closing, provided that the maximum amount payable to the foregoing parties will be $1,600.

Upon closing of the transactions contemplated by the Mito Agreement, the Company has committed to an initial investment of $1,000 in MitoCareX less any such amounts paid to MitoCareX pursuant to the loan agreement, dated December 22, 2024, among the Company, MitoCareX and L.I.A. Capital Ltd.

On March 12, 2025, the Company, entered into an additional Loan Agreement (the “Second Loan”) with MitoCareX, and Pure Capital pursuant to which the Company agreed to lend $250 to MitoCareX under the same conditions as the Loan granted on December 22, 2024. Any loan made by the Company to MitoCareX will be deducted from any future amount allocated by the Company to MitoCareX during the first year following the closing of Mito Agreement. See also note 4 above.

