Form 10-Q
period 2025-03-31
N2OFF, Inc.
filed 2025-05-15
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the registrant had 26,408,912 shares of common stock, par value $0.0001, outstanding.

N2OFF, Inc.

Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	Our efforts to complete and integrate current and/or future acquisitions and joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth.

●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States or Israel.

●	The evolution of our business strategy may not be successful and we may require additional financing, have increased operational costs or experience other financial harm to our business and financial condition.

●	Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues.

●	inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	our ability to attract and retain sufficient, qualified personnel;

●	our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	our ability to adequately support future growth;

●	potential product liability or intellectual property infringement claims;

●	The effect of climate change conditions, on our business operations and financial results;

●	portfolio concentration;

●	international expansion of our business and operations;

●	information with respect to any other plans and strategies for our business;

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

As used in this Quarterly Report and unless otherwise indicated, the terms “N2OFF,” “we,” “us,” “our,” or “our company” refer to N2OFF, Inc., our 98.48% owned subsidiary, Save Foods Ltd., NTWO OFF Ltd., a company of which we previously owned 60% and sold on April 9, 2025, and our 100% owned subsidiary, NITO Renewable Energy, Inc.

3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2025

USD IN THOUSANDS

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	2,724	2,185
Restricted cash	23	24
Investment in marketable securities (Note 5 (2))	230	307
Accounts receivable, net of allowance for doubtful account of $43 and $42 as of March 31, 2025 and December 31, 2024, respectively.	195	143
Short term loan (Note 4)	477	234
Inventories	15	21
Prepaid expenses	408	464
Other current assets	263	26
Total Current assets	4,335	3,404

Long term prepaid expenses	196	244
Right-of-use asset arising from operating leases	29	8
Property and equipment, net	45	48
Investment in nonconsolidated affiliate (Note 3)	782	603
Long term loan (Note 5 (1))	346	350
Solar photovoltaic joint venture project (Note 6)	1,252	808
Solar projects under development (Note 8)	380	-
Total assets	7,365	5,465
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	30	48
Current warrant liabilities	415	312
Other liabilities	531	532
Total current liabilities	976	892

Non current operating lease liabilities	15	-
Credit facility (Note 7)	764	-
Stock purchase warrants liability (Note 9(1))	1,912	-
Total liabilities	3,667	892
Stockholders’ Equity
Common stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of March 31, 2025 and December 31, 2024; issued and outstanding 17,812,404 and 12,058,237 shares as of March 31, 2025 and December 31, 2024, respectively.	2	1
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; issued and outstanding 0 shares as of March 31, 2025 and December 31, 2024.	-	-
Additional paid-in capital	39,714	39,327
Foreign currency translation adjustments	(30)	(26)
Accumulated deficit	(35,746)	(34,553)
Total Company’s stockholders’ equity	3,940	4,749
Non-controlling interests	(242)	(176)
Total stockholders’ equity	3,698	4,573
Total liabilities and stockholders’ equity	7,365	5,465

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Three months ended
	March 31
	2025	2024

Revenues from sales of products	66	44
Cost of sales	(14)	(28)
Gross profit	52	16
Research and development expenses	(20)	(116)
Selling and marketing expenses	(47)	(57)
General and administrative expenses	(604)	(742)
Operating loss	(619)	(899)
Financing income (expenses), net	(813)	5
Other expenses, net	-	(12)
Changes in fair value of investments measured under the fair value option (Notes 3, 4,5,6), net	175	84
Net loss	(1,257)	(822)
Less: net loss attributable to non-controlling interests	64	53
Net loss attributable to the Company’s stockholders’ equity	(1,193)	(769)

Loss per share (basic)	(0.07)	(0.26)

Weighted average number of shares of Common Stock outstanding- basic	16,170,201	2,960,667

Loss per share (diluted)	(0.39)	(0.26)

Weighted average number of shares of Common Stock outstanding - diluted	22,287,535	2,960,667
Comprehensive loss:
Net loss	(1,257)	(822)
Other comprehensive income (loss) - Foreign currency translation adjustments	(6)	-
Comprehensive loss	(1,263)	(822)
Net - loss attributable to non-controlling interests	64	53
Other comprehensive income (loss) attributable to non-controlling interests -foreign currency translation adjustments	2	-
Comprehensive loss attributable to the Company’s stockholders	(1,197)	(769)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2024	12,058,237	1	39,327	(26)	(34,553)	4,749	(176)	4,573

Issuance of shares for private investment in public equity (PIPE) agreement	5,025,001	1	-	-	-	1	-	1
Warrant exercises	729,166	*	387	-	-	387	-	387
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(4)	-	(4)	(2)	(6)
Comprehensive loss for the period	-	-	-	-	(1,193)	(1,193)	(64)	(1,257)
BALANCE AT MARCH 31, 2025	17,812,404	2	39,714	(30)	(35,746)	3,940	(242)	3,698

	Number of shares (*)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2023	2,955,490	*	35,866	(26)	(29,360)	6,480	(22)	6,458

Issuance of shares for standby equity purchase agreement II	28,333	*	40	-	-	40	-	40
Issuance of shares to services providers	4,794	-	24	-	-	24	-	24
Comprehensive loss for the period	-	-	-	-	(769)	(769)	(53)	(822)
BALANCE AT MARCH 31, 2024	2,988,617	*	35,930	(26)	(30,129)	5,775	(75)	5,700

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Three months ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(1,257)	(822)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	3	5
Issuance of shares to employees and services providers	-	24
Share based compensation to employees and directors	*	-
Expenses from standby equity purchase agreement II	24	13
Interest on loans	6	-
Change in fair value of warrant liability	103	-
Change in fair value of credit facility liability	(94)
Change in fair value of PIPE’s warrant liability	624	-
Change in fair value of investment in nonconsolidated affiliate	(179)	(84)
Change in fair value of long term loan	4	-
Change in fair value of solar project	(82)	-
Change in fair value of marketable securities	77	-
Exchange rate differences on operating leases	-	2
Increase in accounts receivable, net	(52)	(39)
Decrease in inventory	6	17
Decrease in prepaid expenses and other current assets	23	86
Increase (decrease) in accounts payable	(8)	115
Decrease in other liabilities	(7)	(324)
Decrease in operating lease expense	2	14
Change in operating lease liability	(2)	(15)
Net cash used in operating activities	(809)	(1,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan granted	(250)	-
Investment in battery storage projects	(564)
Solar photovoltaic joint venture project	(362)	-
Net cash used in investing activities	(1,176)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,105	-
Repayment of credit facility	(248)	-
Proceeds from PIPE agreement	1,500	-
Proceeds from exercise of warrants from PIPE agreement	175	-
Proceeds from standby equity purchase agreement, net	-	40
Net cash provided by financing activities	2,532	40

Effect of exchange rate changes on cash and cash equivalents	(9)	3

INCREASE (DECREASE) IN CASH , CASH EQUIVALENTS AND RESTRICTED CASH	538	(965)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	2,209	4,478

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	2,747	3,513

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	77	-
Non cash transactions:
Initial recognition of operating lease liability	24	-
Reclassification of warrant liabilities to equity upon exercise of warrants	212	-

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

A.	Operations

N2OFF, Inc. (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware.

On November 6, 2023, the Company (which at that time was known as Save Foods, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with N2OFF, Inc., a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). The Reincorporation Merger was approved by the Company’s stockholders on October 2, 2023 and became effective on The Nasdaq Capital Market on November 10, 2023. Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued Company’s business as the surviving corporation. On February 8, 2024, the Company’s stockholders approved the Company’s name change to “N2OFF, Inc.” which became effective on The Nasdaq Capital Market on March 19, 2024.

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

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd. and formed an Israeli subsidiary, NTWO OFF Ltd. (“NTWO OFF”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications (the Company, Save Foods Ltd. and NTWO OFF Ltd collectively, the “Group”) - see Note 13(2).

On February 10, 2025 the Company’s wholly owned subsidiary, NITO Renewable Energy, Inc. was formed under the laws of the State of Nevada.

On February 24, 2025, the Company entered into a shareholders agreement with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD (which on April 14, 2025 changed its name to SB Storage 1 S.R.L), a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company will purchase 70% of SBI4 shares (on a fully diluted basis) from SB see note 8 below.

The Company’s Common Stock is listed on The Nasdaq Capital Market under the symbol “NITO”.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

B.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $36 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the fourth quarter of 2025. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

C.	Israel – Hamas war

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

As most of Company’s operations are conducted in Israel and all members of Company’s board of directors, management, as well as a majority of Company’s employees and consultants, including employees of its service providers, are located in Israel, Company’s business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. The factory of Plantify’s subsidiary, Piece of Bean, was located in Kibbutz Gonen in the Golan Heights, and its business operation was severely impacted by the war in Israel, which led Piece of Bean into voluntary insolvency proceedings. This, in turn, caused Plantify to essentially become a company with no business activity. Any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect Company’s business, financial condition, and results of operations.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

The Company is unable to predict how long the current conflict will last, as well as the repercussions these delays will have on its operations. If the Company is unable to renew its pilots or collaborations with packing houses its financial results may be affected.

The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2025, and its results of operations changes in stockholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2024 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to calculation of fair value of the financial instruments.

Credit facility

Under the Fair Value Option Subsection of ASC Subtopic 825-10, Financial Instruments – Overall (“ASC 825”), the Company has an irrevocable option to designate certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in the statement of operations. The loans drawn under the credit facility are measured at fair value at each reporting date, with changes in fair value recognized in earnings. Fair value changes exclude accrued interest, which is recorded separately in interest expense. In accordance with ASC 825-10-45-5, the portion of the change in fair value attributable to changes in the instrument-specific credit risk is recognized in other comprehensive income (loss). The Company estimates changes in instrument-specific credit risk by calculating the difference between the total fair value change of the instrument and the portion attributable to changes in a relevant risk-free interest rate benchmark.

The Company elected the fair value option for its credit facility which includes an embedded prepayment option, see Note 7.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Project assets

The Company develops commercial solar power projects (“project assets”) for sale. Project assets consist primarily of costs relating to solar power projects in various stages of development that are capitalized prior to entering into a definitive sales agreement for the solar power project. These costs include certain acquisition costs, land costs and costs for developing and constructing a solar power project. Development costs can include legal, consulting, permitting, and other similar costs. Construction costs can include execution of field construction, installation of solar equipment, and solar modules and related equipment. The Company does not depreciate the project assets when they are considered held for sale. Any revenue generated from a solar power project connected to the grid would be considered incidental income and accounted for as a reduction of the capitalized project costs for development. In addition, the Company presents all expenditures related to the purchase, development and construction of project assets as a component of cash flows from investing activities.

During the development phase, these project assets are accounted for in accordance with the recognition, initial measurement and subsequent measurement subtopics of ASC 970-360, as they are considered in substance real estate. While the solar power projects are in the development phase, they are generally classified as non-current assets, unless it is anticipated that construction will be completed, and sale will occur within one year.

The Company reviews project assets and deferred project costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. The Company considers a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets and the estimated costs to complete. The Company examines a number of factors to determine if the project will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing or regulatory conditions that impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, the Company impairs the respective project assets and adjusts the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operations.

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	782	-	-	782
Investment in Solterra	230	-	-	230
Solar photovoltaic joint venture project	-	-	1,252	1,252
Loan granted to MitoCareX	-	-	477	477
Convertible loan to Solterra	-	-	346	346
Total assets	1,012	-	2,075	3,087

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	603	-	-	603
Investment in Solterra	307	-	-	307
Solar photovoltaic joint venture project	-	-	808	808
Loan granted to MitoCareX	-	-	234	234
Convertible loan to Solterra	-	-	350	350
Total assets	910	-	1,392	2,302

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The following table presents the changes in fair value of the level 3 assets for the period December 31, 2024 through March 31, 2025:

	Solar photovoltaic joint venture project	Loan granted to MitoCareX	Convertible loan to Solterra	Total
	US$
Assets:
Outstanding at December 31, 2024	808	234	350	1,392
Additions during the period	362	250	-	612
Changes in fair value	82	(7)	(4)	71
Outstanding at March 31, 2025	1,252	477	346	2,075

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Stock purchase warrants liability	-	-	1,912	1,912
warrant liabilities to Pure Capital	-	-	415	415
Credit facility	-	-	764	764
Total liabilities	-	-	3,091	3,091

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
warrant liabilities to Pure Capital	-	-	312	312
Total liabilities	-	-	312	312

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement (the “Securities Exchange”) with Plantify Ltd., pursuant to which each party agreed to issue to the other 19.99% of its issued and outstanding capital stock. The Securities Exchange closed on April 5, 2023.

In connection with the agreement, the Company executed a debenture in the amount of CAD1,500 thousand (approximately $1,124), bearing interest at 8% per annum and secured by a pledge of the shares of a Plantify subsidiary.

On September 7, 2023, the Company increased its holdings in Plantify through participation in a rights offering. As of that date, the Company held approximately 23% of Plantify’s issued and outstanding common shares. The Company determined it had significant influence over Plantify and elected the fair value option for its equity method investment.

On April 2, 2024, the Company’s board of directors approved a Credit Facility of up to $250, bearing interest at 8% per annum, which was fully utilized by Plantify as of November 2024.

On December 5, 2024, the Company and Plantify completed a debt settlement agreement (the “Settlement Agreement”), whereby Plantify issued 2,420,848 of its common shares to the Company in full settlement of the outstanding Debenture and the utilized Credit Facility, increasing the Company’s ownership interest to approximately 65%.

Following additional share issuances by Plantify, including a private placement on December 20, 2024, and a debt settlement with another lender, on January 12, 2025, the Company’s ownership interest in Plantify was reduced to approximately 25%.

The investment in Plantify’s common shares is classified within Level 1 in the fair value hierarchy, based on quoted prices in active markets. For the three months period ended March 31, 2025, the Company recorded gain from change in fair value of the investment of $179 thousand, which is presented in the statement of comprehensive loss.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE (continued)

The following tables present Plantify’s summarized financial information:

	Three months ended March 31,
	2025	2024

Revenue	-	160
Gross loss	-	(81)
Net loss	(257)	(689)

	As of March 31,	As of December 31,
	2025	2024

Current assets	124	683
Noncurrent assets	40	41
Current liabilities	1,000	1,724
Stakeholders deficit	(1,534)	(1,698)

NOTE 4 – MITOCAREX TRANSACTION

In December 2024, the Company entered into a loan agreement (the “First Loan”) with MitoCareX BioLtd. an Israeli private company (“MitoCareX”) in the principal amount of $250. The First Loan bears interest at a variable rate linked to the U.S. dollar exchange rate plus 3%, as published by the Israel Tax Authority, and matures in June 2025. The First Loan is guaranteed by L.I.A. Pure Capital Ltd. (“Pure Capital”), the brother of Dr. Alon Silberman, the Chief Executive Officer of MitoCareX.

On February 25, 2025, the Company, entered into a securities purchase and exchange agreement (the “Mito Agreement”) with MitoCareX, SciSparc Ltd., an Israeli public company (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”) pursuant to which the Company will acquire from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming a wholly-owned subsidiary of the Company.

The closing of the Mito Agreement is contingent upon, among other customary closing conditions, obtaining approval of the Company’s stockholders by the requisite majority. This approval has not yet been obtained.

On the closing date, SciSparc shall transfer and sell 6,622 Ordinary Shares to the Company, (the “Purchased Shares”), in consideration for a cash payment of $700. The Company will issue and deliver shares of Common Stock to the Sellers equal to 40% of the capital stock of the Company on a fully diluted basis, calculated as of immediately following the closing date (collectively, the “Exchanged Common Stock”); and as consideration for the Exchanged Common Stock, (1) Alon will transfer 11,166 Ordinary Shares to the Company, which will represent 100% of the Ordinary Shares owned by Alon as of the closing date; (2) Ciro will transfer 5,584 Ordinary Shares to the Company, which will represent 100% of the Ordinary Shares owned by Ciro as of the closing date; and (3) SciSparc will transfer 12,066 Ordinary Shares to the Company (“SciSparc’s Exchanged Shares”) and together with Alon’s Shares and Ciro’s Shares, the “Exchanged Ordinary Shares”), which will represent 100% of the holdings in MitoCareX.

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – MITOCAREX TRANSACTION (continued)

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

Upon closing of the transactions contemplated by the Mito Agreement, the Company has committed to an initial investment of $1,000 in MitoCareX less any such amounts paid to MitoCareX pursuant to the loan agreement, dated December 22, 2024, among the Company, MitoCareX and Pure Capital.

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

The Company elected to account for the loans under the fair value option in accordance with ASC 825. The Company estimated the fair value of the First Loan and Second Loan using a third-party appraiser by discounting the Principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, using the CAPM model, at 18.0% and 17.9%, respectively, as of March 31, 2025. The Company calculated the fair value of the First Loan and Second Loan at $243 and $234, respectively, as of March 31, 2025 and recorded interest expense in the amount of $6.

NOTE 5 – INVESTMENT AND LOAN TO SOLTERRA

1.	On June 30, 2024, the Company entered into a 24 month Loan Agreement with Solterra Renewable Energy Ltd. (“Solterra”) and other lenders, under which the Company committed €375 thousand (approximately $406) out of a total €500 thousand principal amount. The loan bears annual interest of 7%, payable beginning June 30, 2025. Solterra shall have the option to convert the loan into shares of Solterra Energy Ltd. (“SE”), at the lowest price per share under which SE raises capital during the period from the Loan Agreement date through conversion. If the loan is not converted or repaid in full within nine months from the closing date of the merger involving SE, the interest rate increases to 12% per annum.

The Company elected to account for the Loan Agreement under the fair value option in accordance with ASC 825. As of March 31, 2025, the Company estimated the fair value of the Loan Agreement at $346, based on a third-party valuation applying a 54.7% market discount rate for similar loans. The Company’s chairman of the board of directors also serves as a director of SE.

2.	During 2024, the Company acquired 267,000 shares of SE for a total consideration of NIS801 thousand (approximately $219).

The Company calculated the investment at fair value accordance with ASC 321.

As of March 31, 2025, the Company recorded loss from the decrease in the fair value of the shares in the amount of $77.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT

On July 31, 2024, the Company entered into a Loan and Partnership Agreement with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG a German partnership (the “Partnership”), Solterra, and other lenders, under which the Company committed €1,560 thousand (approximately $1,716) out of a total €2,080 thousand (approximately $2,288) loan for solar energy projects. The loan bears interest of 7% annually and matures upon the earlier of the sale of the Partnership or five years from the agreement date. The Company’s loan is secured by a lien on Solterra’s interests in the Partnership, and all loans from Solterra are subordinated. The lenders are entitled to 50% of the Partnership’s profits, with the Company entitled to 25% through one of several profit rights alternatives to be elected within three months of the agreement date which was has not been elected to date. As of March 31, 2025, the Company has funded €1,057 thousand (approximately $1,142) which €352 (approximately $362) was invested in January 2025.

The Partnership was evaluated under ASC 810-10, and the Company determined it is not the primary beneficiary due to lack of power to direct significant activities and limited exposure to variable returns; accordingly, the Partnership is not consolidated.

The Company elected to account for the Loan and Partnership Agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the Loan and Partnership Agreement using a third-party appraiser and various assumptions such as, probability of completion of the project based on key milestones, scenarios for the expected project’s cash realization value (including expected power of the project, selling price per megawatt, and loan repayment dates). The projected net cash flows were discounted using an interest rate appropriate for similar projects. The result was adjusted to the probability for the completion of the project as of the valuation date. The interest rate was determined at 8.48% as of March 31, 2025. The Company calculated the Loan Agreement at €1,159 thousands (approximately $1,252) as of March 31, 2025. Changes in fair value of an investment calculated at $79 were recorded in changes in fair value of investments measured under the fair value in the comprehensive loss.

NOTE 7 – CREDIT FACILITY

On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to €6,000 thousand (the “Pure Capital Credit Facility”), of which €2,000 thousand may be used for the Loan and Partnership Agreement in Germany, and the remaining €4,000 thousand for other pre-approved projects. The facility bears annual interest of 7%, payable in advance and deducted from each drawdown, for a period of 24 months.

The facility will expire upon full drawdown or five years from the agreement date, whichever occurs first. Borrowed amounts are to be repaid from project proceeds or 33% of proceeds from other Company financings during the drawdown period.

In connection with the facility, the Company issued a five-year warrant to the Lender to purchase 1,850,000 shares of common stock at an exercise price of $1.00 per share. The Warrant Shares will be exercisable immediately after the issuance. Furthermore, the exercise price and number of Warrant Shares are subject to adjustments upon the issuance of common stock, issuance of options, issuance of convertible securities and stock combination events, as detailed in the Warrant.

On December 5, 2024, the Lender agreed, pursuant to a waiver agreement, not to convert the warrants shares unless and until the stockholder of the Company approve the issuance of the warrants. Such approval had not been received as of March 31, 2025.

The Company determined that the warrant is not considered indexed to the Company’s own stock. The Company elected to account for the Warrant Shares under the fair value option in accordance with ASC 825. The Company estimated the fair value of the Warrant Shares as of October 1, 2024, December 31, 2024 and March 31, 2025, using the Black-Scholes option pricing model.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 7 – CREDIT FACILITY (continued)

The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	October 1, 2024	December 31, 2024	March 31, 2025
Expected volatility (%) (*)	117.19%	117.68%	151.68%
Risk-free interest rate (%)	3.51%	4.38%	3.96%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term of options (years)	5	5	4.5
Exercise price (US dollars)	$1	$1	$0.1
Share price (US dollars)	$0.247	$0.248	$0.239
Fair value (U.S. dollars)	$307	$312	$415

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

On January 6, 2025, and February 12, 2025, the Company drew down gross amounts of €375 thousand (approximately $386) and €645 thousand (approximately $665), respectively. Interest in the total amount of €72 thousand (approximately $77) was deducted from the gross drawdowns and was recorded in the statement of comprehensive loss.

On March 10, 2025, the Company repaid €230 thousand (approximately $248).

The Company elected to account for the loans drawn under the credit facility under the fair value option in accordance with ASC 825. The Company estimated the fair value of the loans drawn under the credit facility using a third-party appraiser and the assumptions were based on repayments scenario analysis that considered various possible outcomes regarding the timing of sale of the project and estimations regarding Company’s future fundraising.

The interest rate was determined, among other things, using the Ba2 yield curve as of March 31, 2025, at 15.2% for the loan’s remaining term. The Company calculated the fair value of the loans drawn under the credit facility as of March 31, 2025, at €704 thousand (approximately $764) and recorded interest income in the amount of $94.

NOTE 8 – A CONSOLIDATED ENTITY

On February 24, 2025, the Company entered into a shareholders agreement (the “Italy Agreement”) with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD, a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company purchased 70% of SBI4 shares (on a fully diluted basis) from SB. As a result of such, SBI4 became a majority-owned subsidiary of the Company.

The Company will lend €2,300 thousand to SB14 for financing two battery storage projects in Sicily, Italy (the “Projects”) which loan accrues interest at 7% per annum. Additionally, the Italy Agreement provides for a right of repurchase of shares of SBI4 by SB in the event the Company does not furnish drawdown amounts in accordance with the terms of the Italy Agreement.

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

As of March 31, 2025, the Company has funded €603 thousand (approximately $651).

NOTE 9 – COMMON STOCK AND WARRANTS

1.	On January 2, 2025, the Company consummated a Private Placement transactions contemplated by the securities purchase agreement, dated December 10, 2024, and issued 1,704,116 shares; pre-funded warrants to purchase 4,545,884 shares; and warrants to purchase 9,375,000 shares of the Company’s common stock at an exercise price of $0.24. The Company received gross proceeds of $1,500 as a result of such issuances.

During February and March 2025, the Company issued 1,573,265 and 1,747,620 shares of common stock, respectively, following exercises of pre-funded warrants.

The Company considered the guidelines of ASC 815 and determined that the warrants issued in the Private Placement meet the definition of a liability and were therefore classified as warrant liabilities in the balance sheet. The pre-funded warrants were classified as equity.

Upon initial recognition, the Company calculated the warrant liabilities at their fair value at $9.6 million, resulting in a non-cash loss of approximately $8.1 million, which was recognized in the statement of comprehensive loss.

On March 14, 2025, holders of warrants to purchase 729,166 shares of common stock exercised their warrants at an exercise price of $0.24 for total consideration of $175. In connection with the exercise, the Company calculated the fair value of the exercised warrants as of the date of exercise and recognized a non-cash gain of approximately $534, reflecting the difference between the carrying amount of the warrant liabilities and their fair value at the time of exercise.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 9 – COMMON STOCK (continued)

As of March 31, 2025, the Company calculated the fair value of the remaining warrant liabilities, resulting in a non-cash gain of approximately $7 million, which was recognized in statement of comprehensive loss.

The fair value of the warrant liabilities was determined using a Black-Scholes option pricing module. The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	January 2, 2025	March 14, 2025	March 31, 2025
Expected volatility (%) (*)	140.61%	151.68%	151.68%
Risk-free interest rate (%)	4.38%	4.09%	3.96%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term of options (years)	5.5	5.3	5.25
Exercise price (US dollars)	$0.24	$0.24	$0.24
Share price (US dollars)	$1.07	$0.31	$0.24
Fair value (U.S. dollars)	$9,651	$212	$1,912

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

2.

During the three months ended March 31, 2025, the Company recorded share base compensation expenses in General and Administrative expenses in the amount of $41 related to shares issued by the company to service providers by December 31, 2023.

NOTE 10 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	29,217	15.38
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,294)	24.14
Outstanding at March 31, 2025	27,923	14.97
Number of options exercisable at March 31, 2025	17,923	23.33

The aggregate intrinsic value of the awards outstanding as of March 31, 2025 was $236. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.29 as of March 31, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors for the three months ended March 31, 2025 and 2024 were less than $1 and $0, respectively.

NOTE 11 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2025	2024
General and administrative expenses:
Directors’ compensation	100	85
Salaries and fees to officers	79	128
Total General and administrative expenses	179	213

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2025	2024

Other accounts payables	101	89

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 12 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

As of December 31, 2024, the Company had two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) the N2O emissions Global warming solutions. The Pathogen prevention operating segment consists Save Food Ltd. and the Global warming solutions operating segment consist of NTWO OFF Ltd.

As of March 31, 2025, management estimated that N2O emissions Global warming solutions activity did not meet the quantitative thresholds for separate segment reporting under ASC 280 while additional investments in Renewable energy projects, including new investments made during the period, meet the quantitative thresholds for separate segment reporting under ASC 280 the Company determined that it has two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) Renewable energy projects. The Pathogen prevention operating segment consists Save Food Ltd. and the Global warming solutions operating segment consist of NITO Renewable Energy, Inc. and Solar photovoltaic joint venture project.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The following table presents information about the Company’s reportable segments for the year ended March 31, 2025 and 2024:

	Three months ended
	March 31
	2025	2024

Revenue from pathogen prevention and prolong shelf life	66	44
Cost related to pathogen prevention and prolong shelf life	(270)	(235)
Operating loss from Pathogen prevention and prolong shelf life	(204)	(191)

Revenue from renewable energy projects	-	-
Cost related to renewable energy projects	(71)	-
Operating loss from Renewable energy projects	(71)	-

Research and development expenses	-	(103)
Professional services	(238)	(302)
Share base compensation	(41)	(140)
Depreciation	(3)	(5)
Interest of loans	(77)	-
Other general and administrative expenses	(62)	(158)
Total Operating loss	(421)	(708)

Financing (expenses) income, net	(736)	5
Other loss	-	(12)
Changes in fair value of investments measured under the fair value option	175	84
Net loss	(1,257)	(822)

NOTE 13 – SUBSEQUENT EVENTS

1.	During April, 2025 and May, 2025, the Company issued 575,000 and 2,945,833 shares of common stock, respectively, following exercises of pre-funded warrants and warrants as described in Note 9(1) above.

2.	On April 9, 2025, the Company entered into a share purchase agreement (the “SPA”), by and among the Company, Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”), and NTWO OFF, which provides for the sale by the Company to Yaaran of 4,200,000 ordinary shares of NTWO OFF, representing 100% of the Company’s shares of NTWO OFF, for NIS 15 thousand.

The SPA provides customary representations, warranties and covenants by the Company, NTWO OFF and Yaaran, and further provides that all obligations arising under the Stock Exchange Agreement, dated July 11, 2023, between the Company, Yaaran and NTWO OFF, as amended on July 24, 2023 and on August 13, 2023, will be null and void and of no further force and effect.

3.	On May 11, 2025 the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 900,000 and 3,500,000 shares of common stock, par value $0.0001, respectively.
4.	On May 12, 2025, the Company, entered into a Purchase Agreement (the “Agreement”) with YA II PN, Ltd. (the “Investor”) pursuant to which the Investor committed to advance the Company the aggregate principal amount of $3,000, of which (i) up to $1,500 will be made available within 60 days following the date a new registration statement has been filed by the Company with the SEC registering the resale of the shares issuable pursuant to the Standby Equity Purchase Agreement dated as of December 22, 2023 (the “SEPA II”) between the Company and the Buyer (the “First Closing”), and (ii) up to $1,500 will be made available within 60 days following the date that said registration statement is declared effective by the SEC (the “Second Closing,” and together with the First Closing, each, a “Closing”). The Second Closing must take place within 180 days of the First Closing.

The Notes to be issued at each Closing will be issued at a purchase price equal to 100% of the amount advanced to the Company, bear interest at 8% per annum and mature 12 months from issuance. Sixty days after the issuance of each Note, the Company will pay the Investor in ten equal monthly installments $150 of principal and accrued and unpaid interest thereon. Such monthly installments can be made, at the option of the Company, in cash or by submitting an advance notice pursuant to the SEPA II, or any combination thereof. The Note provides for typical events of default, including the failure of the Company to remain on The Nasdaq Capital Market LLC or file with the SEC any periodic report; upon an event of default interest accrues at the rate of 18% per annum. The Company has the right to prepay all or a portion of the outstanding principal and accrued interest thereon by paying a $7,500 prepayment penalty on each monthly installment.

The Company paid the Investor a structuring fee of $15 and on May 13, 2025 issued, 675,675 shares to the Investor which represents $300 worth of shares based on the last closing price of the shares immediately before the execution and delivery of the Agreement.
20

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

We operate through our majority-owned Israeli subsidiary and our joint venture:

(1) Save Foods Ltd. (“Save Foods”), which focuses on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life.

(2) A joint venture with Solterra Renewable Energy Ltd. (“Solterra”), which operates in the solar energy industry and presents certain investment opportunities in solar PV projects.

Save Foods’ solutions are based on its proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Save Foods’ products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Save Foods’ “green” solutions are capable of cleaning, sanitizing, and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of Save Foods’ products is that its ingredients do not leave any toxicological residues on the fresh produce it treats. In contrast, by forming a temporary protective shield around the fresh produce Save Foods treats, its products make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

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

Recent Developments

Purchase Agreement

On May 12, 2025, we entered into a Purchase Agreement (the “Agreement”) with YA II PN, Ltd. (the “Investor”) pursuant to which the Investor committed to advance us the aggregate principal amount of $3,000,000, of which (i) up to $1,500,000 will be made available within 60 days following the date a new registration statement has been filed by us with the SEC registering the resale of the shares of common stock issuable pursuant to the Standby Equity Purchase Agreement dated as of December 22, 2023 (the “SEPA”) between us and the Investor (the “First Closing”), and (ii) up to $1,500,000 will be made available within 60 days following the date that said registration statement is declared effective by the SEC (the “Second Closing,” and together with the First Closing, each, a “Closing”). A balance of approximately $16 million remains available under the SEPA, however, all of the shares of common stock previously registered under a registration statement which was declared effective by the SEC on February 6, 2025 (registration statement no. 333-276474) have been sold. In order to continue to access the SEPA, we need to register additional shares of common stock to be offered and sold to the Investor pursuant to the terms of the SEPA. The Second Closing must take place within 180 days of the First Closing.

Pursuant to the terms of the Agreement, among other things, we will not incur any additional debt other than as permitted by the Agreement and will not issue any securities with a conversion price that is based on the price of our shares of common stock, including any reset provisions or any equity line of credit or similar arrangements. We are further prohibited from selling securities at an implied discount to the market price in excess of 30%. Any equity financing permitted by the Investor will be used by us to repay the Notes.

The Notes to be issued at each Closing will be issued at a purchase price equal to 100% of the amount advanced to us, bear interest at 8% per annum and mature 12 months from issuance. Sixty days after the issuance of each Note, we will pay the Investor in ten equal monthly installments $150,000 of principal and accrued and unpaid interest thereon. Such monthly installments can be made, at our option, in cash or by submitting an advance notice pursuant to the SEPA, or any combination thereof. The Note provides for typical events of default, including our failure to remain on The Nasdaq Capital Market LLC or file with the SEC any periodic report; upon an event of default interest accrues at the rate of 18% per annum. We have the right to prepay all or a portion of the outstanding principal and accrued interest thereon by paying a prepayment premium of 5% of the principal amount of each prepayment.

We paid the Investor a structuring fee of $15,000 and will issue 675,675 shares of common stock to the Investor which represents $300,000 worth of shares of common stock based on the last closing price of the shares of common stock immediately before the execution and delivery of the Agreement.

Issuances to certain consultants and officers

On May 11, 2025, we issued (i) 300,000 shares of common stock to a consultant for accounting and controller services provided to the Company; (ii) 600,000 shares of common stock to David Palach, our Chief Executive Officer, and (iii) 300,000 shares of common stock to Lital Barda, our Chief Financial Officer, under our 2022 Share Incentive Plan and an aggregate of 3,200,000 shares of common stock outside of such Plan to consultants in consideration of various financial, investor relations and business development services provided to the Company.

NTWO OFF Ltd. Purchase Agreement

On April 9, 2025, we entered into a share purchase agreement (the “NTWO Agreement”), with Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”), and NTWO OFF Ltd., our former 60% owned subsidiary (“NTWO”), pursuant to which we sold 4,200,000 ordinary shares, representing all of our share ownership in NTWO, toYaaran for NIS 15,000. The NTWO Agreement also provided that all obligations under the Stock Exchange Agreement, dated July 11, 2023, between us, Yaaran and NTWO, as amended on July 24, 2023 and August 13, 2023, are null and void and of no further force and effect. Upon the consummation of NTWO Agreement, each of our representatives on the board of directors of NTWO, David Palach and Udi Kalifi, resigned.

Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of the sale of products and our cost of revenues consists of cost of products.

The following table sets forth our revenues and costs of revenues:

	Three Months Ended March 31,
U.S. dollars in thousands	2025	2024

Revenues from sales of products	66,000	44,000
Cost of sales	(14,000)	(28,000)
Gross profit	52,000	16,000

Operating Expenses

Our operating expenses consist of three components — research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2025	2024
Subcontractors	20,000	113,000
Depreciation	-	1,000
Other expenses	-	2,000
Total	20,000	116,000

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees, travel and other expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2025	2024
Salaries and related expenses	14,000	25,000
Professional fees	15,000	2,000
Travel expenses	-	6,000
Other expenses	18,000	24,000
Total	47,000	57,000

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Three Months Ended March 31,
U.S. dollars in thousands	2025	2024
Professional services	425,000	442,000
Share based compensation	41,000	140,000
Salaries and related expenses	29,000	40,000
Legal expenses	39,000	50,000
Insurance	39,000	43,000
Registration fees	19,000	14,000
Other expenses	12,000	13,000
Total	604,000	742,000

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenues

Revenues for the three months ended March 31, 2025 were $66,000, an increase of $22,000 or 50%, compared to $44,000 during the three months ended March 31, 2024. The increase is mainly a result of an increase in sales to our US client.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the three months ended March 31, 2025 was $14,000, a decrease of $14,000, or 50%, compared to the cost of sales of $28,000 for the three months ended March 31, 2024. The decrease is mainly a result of an inventory write-off in Turkey in 2024 and a decrease in salaries.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $52,000, an increase of $36,000, or 225%, compared to a gross profit of $16,000 for the three months ended March 31, 2024. The increase is mainly a result of the decrease in cost of sales.

Research and Development Expenses

Research and development expenses consist of service providers’ costs and overhead expenses. Research and development expenses for the three months ended March 31, 2025 were $20,000, a decrease of $96,000, or 83%, compared to research and development expenses of $116,000 for the three months ended March 31, 2024. The decrease is mainly attributable to decrease in professional fees associated with NTWO OFF Ltd.’s activities.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended March 31, 2025 were $47,000, a decrease of $10,000, or 19%, compared to total selling and marketing expenses of $57,000 for the three months ended March 31, 2024. The decrease is mainly attributable to the decrease in salaries, and related costs associated with our sales, resulting from a reduction in personnel following our cost reduction measures in 2024 offset by an increase in professional fees.

General and Administrative Expenses

General and administrative expenses consisted primarily of professional services, share based compensation and salaries and related expenses, as well as other non-personnel related expenses such as legal expenses, directors fees and insurance costs. General and administrative expenses for the three months ended March 31, 2025 were $604,000, a decrease of $138,000, or 19%, compared to general and administrative expenses of $742,000 for the three months ended March 31, 2024. The decrease is mainly a result of the decrease in share-based compensation, professional services and insurance costs.

Financing (expenses) Income, Net

Financing expenses, net for the three months ended March 31, 2025 was $813,000, an increase of $818,000, or 16,360%, compared to financing income, net of $5,000 for the three months ended March 31, 2024. The increase is mainly a result of an increase in financing expenses related to changes in the fair value of PIPE’s warrant liability and credit facility.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended March 31, 2025 was $1,257,000 compared to $822,000 for the three months ended March 31, 2024, an increase of $435,000, or 53%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2025, we have funded our operations, principally with the issuance of equity and debt.

As of March 31, 2025, we had cash and cash equivalents of $2,724,000, as compared to $3,490,000 as of March 31, 2024. As of March 31, 2025, we had a working capital of $3,359,000, as compared to $3,861,000 as of March 31, 2024. The decrease in our cash balance is mainly attributable to cash used in operations and cash used in investing activities offset by cash provided by financing activities.

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

On July 23, 2023, we entered into a standby equity purchase agreement with the Investor, pursuant to which the Investor agreed to purchase up to $3,500,000 shares of our common stock for 40 months from the date of the purchase agreement at a price per share equal to 94% of the lowest volume-weighted average price (“VWAP”) of the common stock for the three days prior to the delivery of each advance notice from us, subject to certain limitations, including that (i) the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock. In December 2023, we completed an investment round in the aggregate amount of $3,500,000.

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. As of May 15, 2025, we have sold 6,666,667 shares of common stock at an average purchase price of $0.47 to the Investor.

In connection with and subject to the satisfaction of certain conditions set forth in the purchase agreement, upon our request, the Investor pre-advanced to us up to $3,000,000 of the $20,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a promissory note (each, a “Note”). The Pre-Advance made to us will be subject to a 3% discount to the principal amount equal to each Note. Each Note accrues interest on the outstanding principal balance at the rate of 8% per annum. The Company is required to pay, on a monthly basis, one tenth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the purchase agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by us. The initial repayment is due 60 days after the issuance of a Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by us pursuant to the purchase agreement for the sale of shares will first be used to satisfy any payments due under an outstanding.

A balance of approximately $16 million remains available under the standby equity purchase agreement, accordingly, as described above in Recent Developments, on May 12, 2025, we entered into a purchase agreement with the Investor pursuant to which the Investor committed to advance us the aggregate principal amount of $3,000,000.

The table below presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	(809,000)	(1,008,000)

Net cash used in investing activities	(1,176,000)	-

Net cash provided by financing activities	2,532,000	40,000

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9,000)	3,000

Increase (decrease) in cash and cash equivalents	538,000	(965,000)

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2025, we had an accumulated deficit of $35,746,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We believe that our existing capital resources will be sufficient to support our operating plan through the end of the fourth quarter of 2025; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

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

Operating Activities

Net cash used in operating activities was $809,000 for the three months ended March 31, 2025, as compared to $1,008,000 for the three months ended March 31, 2024. The decrease is mainly attributable to a decrease in our cash operating expenses and decrease in the change in accounts payable compared to the three months ended March 31, 2024 .

Investing Activities

Net cash used in investing activities was $1,176,000 for the three months ended March 31, 2025, as compared to net cash used in investing activities of $0 for the three months ended March 31, 2024. The increase is mainly attributable to the investment in renewable energy projects and loans to Solterra.

Financing Activities

Net cash provided by financing activities was $2,532,000 for the three months ended March 31, 2025, as compared to net cash provided by financing activities of $40,000 for the three months ended March 31, 2024. The increase is the result of proceeds from a private offering of common stock and warrants and a credit facility.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2025	N2OFF, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Lital Barda
	Name:	Lital Barda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

