Form 10-Q
period 2025-06-30
N2OFF, Inc.
filed 2025-08-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(347) 468-9583
(Registrant’s telephone number, including area code)

______________________________________________________

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

As of August 14, 2025, the registrant had 33,356,412 shares of common stock, par value $0.0001, outstanding.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “N2OFF,” “we,” “us,” “our,” or “our company” refer to N2OFF, Inc., our 98.48% owned subsidiary, Save Foods Ltd., and our wholly owned subsidiary, NITO Renewable Energy, Inc, which owns 70% of SB Storage 1 S.R.L.

3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2025

USD IN THOUSANDS

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	3,138	2,154
Restricted cash	25	24
Investment in marketable securities (Note 5 (2))	271	307
Accounts receivable, net of allowance for doubtful account of $47 and $42 as of June 30, 2025 and December 31, 2024, respectively.	195	143
Short term loan (Note 4)	704	234
Inventories	16	21
Prepaid expenses	593	464
Other current assets	74	26
Assets of discontinued operations (Note 9)	-	31
Total Current assets	5,016	3,404

Long term prepaid expenses	127	244
Right-of-use asset arising from operating leases	24	8
Property and equipment, net	43	48
Investment in nonconsolidated affiliate (Note 3)	-	603
Long term loan (Note 5 (1))	451	350
Solar photovoltaic joint venture project (Note 6)	1,634	808
Solar projects under development (Note 8)	457	-
Total assets	7,752	5,465
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	31	48
Current warrant liabilities	406	312
Other liabilities	623	429
Liabilities of discontinued operations (Note 9)	-	103
Total current liabilities	1,060	892

Non current operating lease liabilities	13	-
Credit facility (Note 7)	699	-
Stock purchase warrants liability (Note 10(1))	429	-
Total liabilities	2,201	892
Stockholders’ Equity
Common stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of June 30, 2025 and December 31, 2024; issued and outstanding 30,096,412 and 12,058,237 shares as of June 30, 2025 and December 31, 2024, respectively.	3	1
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; issued and outstanding 0 shares as of June 30, 2025 and December 31, 2024.	-	-
Additional paid-in capital	46,053	39,327
Foreign currency translation adjustments	(36)	(26)
Accumulated deficit	(40,255)	(34,553)
Total Company’s stockholders’ equity	5,765	4,749
Non-controlling interests	(214)	(176)
Total stockholders’ equity	5,551	4,573
Total liabilities and stockholders’ equity	7,752	5,465

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2025	2024	2025	2024

Revenues from sales of products	66	61	-	17
Cost of sales	(17)	(34)	(2)	(6)
Gross profit (loss)	49	27	(2)	11
Research and development expenses	(29)	(19)	(9)	(6)
Selling and marketing expenses	(95)	(114)	(49)	(57)
General and administrative expenses	(3,377)	(1,522)	(2,772)	(795)
Operating loss	(3,452)	(1,628)	(2,832)	(847)
Financing expenses, net	(2,011)	(74)	(1,203)	(79)
Other income, net	3	105	3	117
Changes in fair value of investments measured under the fair value option (Notes 3,4,5,6), net	(349)	114	(520)	30
Net loss from continuing operations	(5,809)	(1,483)	(4,552)	(779)
Gain (loss) from discontinued operations (Note 9)	44	(139)	44	(21)
Net loss	(5,765)	(1,622)	(4,508)	(800)
Less: net (Loss) income attributable to non-controlling interests	63	66	(1)	13
Net loss attributable to the Company’s stockholders’ equity	(5,702)	(1,556)	(4,509)	(787)

Loss per share from continuing operations (basic)	(0.28)	(0.45)	(0.18)	(0.22)
Loss per share from discontinued operations (basic)	0.00	(0.04)	0.00	(0.01)
Total loss per share (basic)	(0.28)	(0.49)	(0.18)	(0.23)

Weighted average number of shares of Common Stock outstanding - basic	20,553,619	3,184,772	24,888,868	3,408,878

Loss per share from continuing operations (diluted)	(0.54)	-	(0.18)	-
Loss per share from discontinued operations (diluted)	0.00	-	0.00	-
Total loss per share (diluted)	(0.54)	-	(0.18)	-

Weighted average number of shares of Common Stock outstanding - diluted	22,746,410	-	25,528,458	-
Comprehensive loss:
Net loss	(5,765)	(1,622)	(4,508)	(800)
Other comprehensive income (loss) - Foreign currency translation adjustments	(13)	-	(8)	-
Comprehensive loss	(5,778)	(1,622)	(4,516)	(800)
Net - loss attributable to non-controlling interests	63	66	(1)	13
Other comprehensive income (loss) attributable to non-controlling interests -foreign currency translation adjustments	4	-	2	-
Comprehensive loss attributable to the Company’s stockholders	(5,711)	(1,556)	(4,515)	(787)

Amounts presented for 2025 and 2024 have not been recast to exclude discontinued operations

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total equity

BALANCE AT DECEMBER 31, 2024	12,058,237	1	39,327	(26)	(34,553)	4,749	(176)	4,573

Issuance of shares for private investment in public equity (PIPE) agreement	5,025,001	1	-	-	-	1	-	1
Warrant exercises	729,166	*	387	-	-	387	-	387
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(4)	-	(4)	(2)	(6)
Comprehensive loss for the period	-	-	-	-	(1,193)	(1,193)	(64)	(1,257)

BALANCE AT MARCH 31, 2025	17,812,404	2	39,714	(30)	(35,746)	3,940	(242)	3,698

Issuance of shares for services	4,400,000	*	1,955	-	-	1,955	-	1,955
Issuance of shares for purchase agreement	675,675	*	300	-	-	300	-	300
Warrant exercises	7,208,333	1	4,084	-	-	4,085	-	4,085
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(6)	-	(6)	(2)	(8)
Deconsolidation of NTWO OFF Ltd	-	-	-	-	-	-	29	29
Comprehensive loss for the period	-	-	-	-	(4,509)	(4,509)	1	(4,508)

BALANCE AT JUNE 30, 2025	30,096,412	3	46,053	(36)	(40,255)	5,765	(214)	5,551

(*)	Less than $1 thousand.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total equity

BALANCE AT DECEMBER 31, 2023	2,955,490	*	35,866	(26)	(29,360)	6,480	(22)	6,458

Issuance of shares for standby equity purchase agreement II	28,333	*	40	-	-	40	-	40
Issuance of shares to services providers	4,794	-	24	-	-	24	-	24
Comprehensive loss for the period	-	-	-	-	(769)	(769)	(53)	(822)

BALANCE AT MARCH 31, 2024	2,988,617	*	35,930	(26)	(30,129)	5,775	(75)	5,700

Issuance of shares for standby equity purchase agreement II	1,142,480	*	937	-	-	937	-	937
Issuance of shares to services providers	30,000	*	49	-	-	49	-	49
Comprehensive loss for the period	-	-	-	-	(787)	(787)	(13)	(800)

BALANCE AT JUNE 30, 2024	4,161,097	*	36,916	(26)	(30,916)	5,974	(88)	5,886

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Six months ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period from continuing operations	(5,809)	(1,483)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	5	10
Issuance of shares to employees and services providers	1,955	73
Share based compensation to employees and directors	1	-
Gain from sales of property and equipment	(3)	*
Gain from standby equity purchase agreement II	-	(105)
Expenses from standby equity purchase agreement II	182	110
Change in fair value of loans	30	-
Change in fair value of warrant liability	94	-
Change in fair value of credit facility liability	33	-
Change in fair value of PIPE’s warrant liability	1,632	-
Change in fair value of investment in nonconsolidated affiliate	602	(114)
Change in fair value of long term loan	(101)	-
Change in fair value of solar project	(218)	-
Change in fair value of marketable securities	36	-
Exchange rate differences on operating leases	2	4
Increase in accounts receivable, net	(52)	(51)
Decrease in inventory	5	15
Decrease in prepaid expenses and other current assets	84	14
Increase (decrease) in accounts payable	1	(21)
Increase (decrease) in other liabilities	184	(485)
Decrease in operating lease expense	7	28
Change in operating lease liability	(7)	(31)
Net cash used in operating activities	(1,337)	(2,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	-	(162)
Short term loan granted	(500)	-
Investment in battery storage projects	(495)	-
Solar photovoltaic joint venture project	(608)	-
Proceeds from sale of subsidiary (net of cash disposed)	(25)	-
Proceeds from sales of property and equipment	3	*
Net cash used in investing activities	(1,625)	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,105	-
Repayment of credit facility	(439)	-
Proceeds from PIPE agreement	1,500	-
Proceeds from exercise of warrants from PIPE agreement	1,768	-
Proceeds from promissory note	-	1,455
Repayments of promissory note	-	(329)
Proceeds from standby equity purchase agreement, net	-	1,082
Net cash provided by financing activities	3,934	2,208

Effect of exchange rate changes on cash and cash equivalents	(18)	2

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	954	12

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,209	4,478

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	3,163	4,490

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	77	-

Non cash transactions:
Initial recognition of operating lease liability and a corresponding right-of-use asset	24	-
Reclassification of warrant liabilities to equity upon exercise of warrants	2,703	-
Issuance of shares for future credit line	300	-

(*)	Less than $1 thousand.

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

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd. and formed an Israeli subsidiary, NTWO OFF Ltd. (“NTWO OFF”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications. On April 9, 2025, the Company entered into a share purchase agreement (the “SPA”), by and among the Company, Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”), and NTWO OFF, which provides for the sale by the Company to Yaaran 100% of the Company’s shares of NTWO OFF. - see Note 9.

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

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $40 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the first quarter of 2026. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

On June 12, 2025, Israel launched Operation “Rising Lion”, a direct military campaign targeting Iranian nuclear and military infrastructure in response to escalating threats posed by Iran’s long-range missile deployment and intelligence reports indicating imminent coordinated attacks. This action resulted in increased regional instability and led to the temporary shutdown of our operations in Israel for several days.

As most of Company’s business activities are conducted in Israel and all members of Company’s board of directors, management, as well as a majority of Company’s employees and consultants, including employees of its service providers, are located in Israel, Company’s business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. The factory of Plantify’s subsidiary, Piece of Bean, was located in Kibbutz Gonen in the Golan Heights, and its business operation was severely impacted by the war in Israel, which led Piece of Bean into voluntary insolvency proceedings. This, in turn, caused Plantify to essentially become a company with no business activity. Any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect Company’s business, financial condition, and results of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2025, and its results of operations changes in stockholders’ equity, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2024 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Discontinued operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of Operations and the consolidated statements of cash flows (see Note 9).

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	271	-	-	271
Solar photovoltaic joint venture project	-	-	1,634	1,634
Loan granted to MitoCareX	-	-	704	704
Convertible loan to Solterra	-	-	451	451
Total assets	271	-	2,789	3,060

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	603	-	-	603
Investment in Solterra	307	-	-	307
Solar photovoltaic joint venture project	-	-	808	808
Loan granted to MitoCareX	-	-	234	234
Convertible loan to Solterra	-	-	350	350
Total assets	910	-	1,392	2,302

The following table presents the changes in fair value of the level 3 assets for the period from December 31, 2024 through June 30, 2025:

	Solar photovoltaic joint venture project	Loan granted to MitoCareX	Convertible loan to Solterra	Investment in Plantify	Total
	US$
Assets:
Outstanding at December 31, 2024	808	234	350	-	1,392
Additions during the period	608	500	-	-	1,108
Transfers into Level 3	-	-	-	782	782
Changes in fair value	218	(30)	101	(782)	(493)
Outstanding at June 30, 2025	1,634	704	451	-	2,789

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Stock purchase warrants liability	-	-	429	429
warrant liabilities to Pure Capital	-	-	406	406
Credit facility	-	-	699	699
Total liabilities	-	-	1,534	1,534

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
warrant liabilities to Pure Capital	-	-	312	312
Total liabilities	-	-	312	312

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2024 through June 30, 2025:

	Stock purchase warrants liability	warrant liabilities to Pure Capital	Credit facility	Total
	US$
Liabilities:
Outstanding at December 31, 2024	-	312	-	312
Additions during the period	1,500	-	1,105	2,605
Settlements of liabilities	(2,703)	-	(439)	(3,143)
Changes in fair value	1,632	94	33	1,760
Outstanding at June 30, 2025	429	406	699	1,534

Recently Issued Accounting Standards Not Yet Adopted

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Identifying the Acquirer in a Business Combination Involving a Variable Interest Entity. This ASU modifies the guidance for identifying the accounting acquirer in transactions involving VIEs. The Company does not currently consolidate any VIEs and does not expect the ASU to have a material impact on its consolidated financial statements.

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

As of June 30, 2025, there is no Observable Active Market for Plantify’s common shares. Accordingly, the investment can no longer be measured based on Level 1 inputs in the fair value hierarchy. Given the lack of observable market data, and the deterioration in the financial condition of Plantify, including the insolvency of its operating subsidiary, the Company evaluated the fair value of Plantify for impairment. Based on such evaluation, the Company concluded that the investment should be fully impaired as of June 30, 2025. During the six and three months period ended June 30, 2025, the Company recorded impairment loss of $602 and $782, respectively. thousand, which is presented in the statement of comprehensive loss as part of Changes in fair value of investments measured under the fair value option.

NOTE 4 – MITOCAREX TRANSACTION

In December 2024, the Company entered into a loan agreement (the “First Loan”) with MitoCareX BioLtd. an Israeli private company (“MitoCareX”) in the principal amount of $250. The First Loan bears interest at an annual rate of 3% and is linked to the U.S. dollar exchange rate, and matures in June 2025. The First Loan is guaranteed by L.I.A. Pure Capital Ltd. (“Pure Capital”), owed by the brother of Dr. Alon Silberman, the Chief Executive Officer of MitoCareX.

On February 25, 2025, the Company, entered into a securities purchase and exchange agreement (the “Mito Agreement”) with MitoCareX , SciSparc Ltd., an Israeli public company (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”) pursuant to which the Company will acquire from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming a wholly-owned subsidiary of the Company.

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

On May 22, 2025, the Company, entered into an additional loan agreement in the amount of $250 to MitoCareX (the “Third Loan”), under the same terms and conditions as the First Loan and the Second Loan. On the same date, the Company and MitoCareX amended the terms of the First Loan and the Second Loan to extend their respective maturity dates to one year from the original loans’ dates. As with the previous loans, any amount loaned to MitoCareX will be deducted from any future amount allocated by the Company to MitoCareX during the first year following the closing of the Mito Agreement.

Company’s chairman of the board of directors and one of Company’s directors are also members of the board of directors of SciSparc.

The Company elected to account for the loans under the fair value option in accordance with ASC 825. The Company estimated the fair value of the First Loan, Second Loan and Third Loan using a third-party appraiser by discounting the Principal and interest at a discount rate of market interest for similar loans. The interest rate was determined, among other things, using the CAPM model, at 18.0% as of June 30, 2025. The Company calculated the fair value of the First Loan, Second Loan and Third Loan at $238, $229 and $237, respectively, as of June 30, 2025 and recorded during the six and three months period ended June 30, 2025 loss from changes in fair value in the amount of $30 and $23, respectively.

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

The Company elected to account for the Loan Agreement under the fair value option in accordance with ASC 825. As of June 30, 2025, the Company estimated the fair value of the Loan Agreement at $451, based on a third-party valuation applying a 27.6% market discount rate for similar loans. For the six and three months ended on June 30, 2025, the Company recorded gain from changes in fair value in amount of $101 and $105, respectively.

The Company’s chairman of the board of directors also serves as a director of SE.

2.	During 2024, the Company acquired 267,000 shares of SE for a total consideration of NIS801 thousand (approximately $219).

The Company calculated the investment at fair value accordance with ASC 321. The fair value of the investment as of June 30, 2025 was $271, based on quoted prices in active markets. For the six months ended June 30, 2025, the Company recorded loss from the decrease in the fair value of the shares in the amount of $36 and for the three months ended June 30, 2025, the Company recorded gain from the increase in the fair value of the shares in the amount of $41.

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT

1.	On July 31, 2024, the Company entered into a Loan and Partnership Agreement with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG a German partnership (the “Partnership”), Solterra, and other lenders, under which the Company committed €1,560 thousand (approximately $1,716) out of a total €2,080 thousand (approximately $2,288) loan for solar energy projects. The loan bears interest of 7% annually and matures upon the earlier of the sale of the Partnership or five years from the agreement date. The Company’s loan is secured by a lien on Solterra’s interests in the Partnership, and all loans from Solterra are subordinated. The lenders are entitled to 50% of the Partnership’s profits, with the Company entitled to 25% through one of several profit rights alternatives.

In May 2025, the Company and the other lenders entered into an addendum to the original Loan and Partnership Agreement to provide an additional bridge loan of €25 thousand (approximately $27) to the Partnership, of which the Company contributed €19 thousand (approximately $20). The proceeds are intended to fund a feasibility study for a battery energy storage project near the PV Project in Germany. The additional loan bears interest at 7% annually and is subject to the same maturity and repayment terms as the original loan. All other provisions of the original agreement remain unchanged.

As of June 30, 2025, the Company has funded €1,129 thousand (approximately $1,216) which €424 (approximately $436) was invested in January and June 2025.

The Partnership was evaluated under ASC 810-10, and the Company determined it is not the primary beneficiary due to lack of power to direct significant activities and limited exposure to variable returns; accordingly, the Partnership is not consolidated.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT (continued)

The Company elected to account for the Loan and Partnership Agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the Loan and Partnership Agreement using a third-party appraiser and various assumptions such as, probability of completion of the project based on key milestones, scenarios for the expected project’s cash realization value (including expected power of the project, selling price per megawatt, and loan repayment dates). The projected net cash flows were discounted using an interest rate appropriate for similar projects. The result was adjusted to the probability for the completion of the project as of the valuation date. The interest rate was determined at 9.15% as of June 30, 2025. The Company calculated the Loan Agreement at €1,236 thousands (approximately $1,457) as of June 30, 2025. For the six and three months ended June 30, 2025 the Company recorded gain from changes in fair value of an investment in the amount $218 and $139, respectively.

2.	On May 6, 2025, the Company, together with other investors, entered into a loan agreement with Soltra Renewable Energies Ltd. (the “Borrower”), an Israeli traded company, to finance the development of a battery storage project in Poland known as the “Pikozow Project.” Under the agreement, the Company extended a loan in the principal amount of €150 thousand (approximately $177) as part of an aggregate €500 thousand (approximately $571) loan provided by all lenders.

In the event the project is sold to a third party not related to the Borrower during a 30 months term, the Company will be entitled to repayment of the principal plus a pro-rata share (15%) of 50% of the net profit from the sale, as defined in the agreement.

If the project is not sold by the end of the term of the loan, the loan will bear annual interest of 7%, and the total amount due (principal and interest) will be repaid at maturity. The agreement does not provide for early repayment.

The Company elected to account for the loan agreement under the fair value option in accordance with ASC 825. As of June 30, 2025, the loan is classified as a non-current financial asset. Management assessed the fair value of the loan and concluded that it approximates it carrying amount.

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

NOTE 7 – CREDIT FACILITY (continued)

Furthermore, the exercise price and number of Warrant Shares are subject to adjustments upon the issuance of common stock, issuance of options, issuance of convertible securities and stock combination events, as detailed in the Warrant.

On December 5, 2024, the Lender agreed, pursuant to a waiver agreement, not to convert the warrants shares unless and until the stockholders of the Company approve the issuance of the warrants. Such approval had not been received as of June 30, 2025.

The Company determined that the warrant is not considered indexed to the Company’s own stock. The Company estimated the fair value of the Warrant Shares as of October 1, 2024, December 31, 2024 and June 30, 2025, using the Black-Scholes option pricing model.

The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	October 1, 2024	December 31, 2024	June 30, 2025
Expected volatility (%) (*)	117.19%	117.68%	157.30%
Risk-free interest rate (%)	3.51%	4.38%	3.79%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term of options (years)	5	5	5
Exercise price (US dollars)	$1	$1	$0.1	(**)
Share price (US dollars)	$0.247	$0.248	$0.23
Fair value (U.S. dollars)	$307	$312	$406

(*)	The expected volatility was based on the historical volatility of the share price of the Company.
(**)	In accordance with the anti-dilution provisions of the warrant agreement and following the Company’s entry into PIPE Agreement, the exercise price of the warrants was adjusted from $1.00 to $0.1 per share.

On January 6, 2025, and February 12, 2025, the Company drew down gross amounts of €375 thousand (approximately $405) and €645 thousand (approximately $700), respectively. Financing expenses in the total amount of €72 thousand (approximately $77) was deducted from the gross drawdowns and was recorded in the statement of comprehensive loss.

On March 10, 2025 and during May 2025, the Company repaid €230 thousand (approximately $247) and €170 thousand (approximately $192), respectively.

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

The interest rate was determined, among other things, using the Ba2 yield curve as of June 30, 2025, at 16.8% for the loan’s remaining term. The Company calculated the fair value of the loans drawn under the credit facility as of June 30, 2025, at €593 thousand (approximately $699). For the six and three months ended on June 30, 2025, the Company recorded financing expenses in the amount of $33 and $127, respectively.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 – A CONSOLIDATED ENTITY

On February 24, 2025, the Company entered into a shareholders agreement (the “Italy Agreement”) with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD, a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company purchased 70% of SBI4 shares (on a fully diluted basis) from SB. As a result of such, SBI4 became a majority-owned subsidiary of the Company. At the time of the transaction SBI4 had not activity.

The Company will lend €2,300 thousand to SB14 for financing two battery storage projects in Sicily, Italy (the “Projects”) which loan accrues interest at 7% per annum. Additionally, the Italy Agreement provides for a right of repurchase of shares of SBI4 by SB in the event the Company does not furnish drawdown amounts in accordance with the terms of the Italy Agreement.

The net profit from sales of projects will be split between the parties as follows: if the selling price per megawatt (“MW”) (i) does not exceed € 30 thousand, each party will receive profits according to its pro-rata share ownership of SBI4; (ii) exceeds € 30 thousand up to € 60 thousand , per MW, SB will receive 40% of the profit (10% above its pro-rata share) and the Company will receive 60% of the profit; and (iii) exceeds € 60 thousand per MW, SB will receive 50% of the net profit (20% above its pro-rata share) and the Company will receive 50% of the net profit.

As of June 30, 2025, the Company has funded €1,043 thousand (approximately $1,229).

NOTE 9 –DISCONTINUED OPERATIONS

On April 9, 2025, the Company entered into a share purchase agreement (the “SPA”), by and among the Company, Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”), and NTWO OFF. Pursuant to the SPA, the Company sold 4,200,000 ordinary shares of NTWO OFF, representing 100% of the Company’s shares of NTWO OFF, for total cash consideration of NIS 15 thousand (approximately $4).

The SPA provides customary representations, warranties and covenants by the Company, NTWO OFF and Yaaran, and further provides that all obligations arising under the Stock Exchange Agreement, dated July 11, 2023, between the Company, Yaaran and NTWO OFF, as amended on July 24, 2023 and on August 13, 2023, will be null and void and of no further force and effect.

The transaction was completed during the second quarter of 2025. As a result, the Company ceased consolidating NTWO OFF as of the closing date and has classified its operations as discontinued operations for all periods presented. As of June 30, 2025, no assets or liabilities of the discontinued operations remain on the Company’s consolidated balance sheet. Assets and liabilities of NTWO OFF as of December 31, 2024, were reclassified and presented on a single line under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations”, based on their historical carrying amounts. No remeasurement to fair value was applied to these balances in prior periods, as the held-for-sale criteria was not met at that time.

The Company recognized a gain on disposal of approximately $44, which is presented in the consolidated statements of operations for the six and three months ended June 30, 2025, under the caption “Income from discontinued operations”.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 9 –DISCONTINUED OPERATIONS (continued)

In addition, the Company reported a net cash outflow of approximately $25 within investing activities related to the disposal of NTWO OFF, primarily reflecting the derecognition of approximately $29 of cash and cash equivalents held by NTWO OFF at the time of sale, partially offset by $4 in cash proceeds received.

NOTE 10 – COMMON STOCK AND WARRANTS

1.	On January 2, 2025, the Company consummated a Private Placement transaction contemplated by the securities purchase agreement, dated December 10, 2024, and issued 1,704,116 shares; pre-funded warrants to purchase 4,545,884 shares; and warrants to purchase 9,375,000 shares of the Company’s common stock at an exercise price of $0.24. The Company received gross proceeds of $1,500 as a result of such issuances.

During February, March and April 2025, the Company issued 1,573,265, 1,747,620 and 575,000 shares of common stock, respectively, following exercises of pre-funded warrants.

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

During May and June, 2025, holders of warrants to purchase 6,633,333 shares of common stock exercised their warrants at an exercise price of $0.24 for total consideration of $1,592. In connection with the exercise, the Company calculated the fair value of the exercised warrants as of the date of exercise and recognized a non-cash loss of approximately $1,025, reflecting the difference between the carrying amount of the warrant liabilities and their fair value at the time of exercise.

For the six months ended June 30, 2025, the Company recorded a non cash loss of approximately $7 million, which attributable to the change in fair value of the remaining warrant liabilities, as reflected in the statement of comprehensive loss.

As of June 30, 2025, the Company calculated the fair value of the remaining warrant liabilities in the amount of $429.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

The fair value of the warrant liabilities was determined using a Black-Scholes option pricing module. The assumptions used to perform the calculations are detailed below:

Month	Expected volatility (%) (*)	Risk free interest rate	Expected dividend yield	Expected term of options (years)	Exercise price (US dollars)	Share price (US dollars)	Fair value (U.S. dollars)
January, 2025	140.61%	4.38%	0.0%	5.5	$0.24	$1.07	$9,651
March, 2025	151.68%	4.09%	0.0%	5.3	$0.24	$0.31	$212
May, 2025	156.95%-159.21%	3.87%-4.17%	0.0%	5.10-5.16	$0.24	$0.27-$0.68	$22-$1,092
June, 2025	157.30%-157.96%	3.79%- 4.04%	0.0%	5.00-5.04	$0.24	$0.23-$0.24	$223-$429

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

2.	During the six months ended June 30, 2025, the Company recorded share base compensation expenses in General and Administrative expenses in the amount of $74 related to shares issued by the Company to service providers by December 31, 2023.

3.	On May 11, 2025 the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 900,000 and 3,500,000 shares of common stock, par value $0.0001, respectively. The shares were issued on May 12, 2025.

4.	On May 12, 2025, the Company, entered into a Purchase Agreement (the “Agreement”) with YA II PN, Ltd. (the “Investor”) pursuant to which the Investor committed to advance the Company the aggregate principal amount of $3,000, of which (i) up to $1,500 will be made available within 60 days following the date a new registration statement has been filed by the Company with the SEC registering the resale of the shares issuable pursuant to the Standby Equity Purchase Agreement dated as of December 22, 2023 (the “SEPA II”) between the Company and the Buyer (the “First Closing”), and (ii) up to $1,500 will be made available within 60 days following the date that said registration statement is declared effective by the SEC (the “Second Closing,” and together with the First Closing, each, a “Closing”). The Second Closing must take place within 180 days of the First Closing.

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

The Company paid the Investor a structuring fee of $15 and on May 13, 2025 issued, 675,675 shares to the Investor which represents $300 worth of shares based on the last closing price of the shares immediately before the execution and delivery of the Agreement. See also Note 14 below.

NOTE 11 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	29,217	15.38
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,294)	24.14
Outstanding at June 30, 2025	27,923	14.97
Number of options exercisable at June 30, 2025	21,256	19.67

The aggregate intrinsic value of the awards outstanding as of June 30, 2025 was $147. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.23 as of June 30, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors for the six months ended June 30, 2025 and 2024 were $1 and $0, respectively and less than $1 and $0, for the three months ended June 30, 2025 and 2024, respectively.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 12 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30
	2025	2024
General and administrative expenses:
Directors’ compensation	202	170
Salaries and fees to officers	721	237
Total General and administrative expenses	(*) 923	407

(*) of which share based compensation	533	-

B.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2025	2024

Other accounts payables	134	89

NOTE 13 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

As of December 31, 2024, the Company had two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) the N2O emissions Global warming solutions. The Pathogen prevention operating segment consists of Save Food Ltd. and the Global warming solutions operating segment consist of NTWO OFF Ltd.

As of June 30, 2025, the Company no longer operates in the N₂O emissions Global warming solutions segment, following the sale of NTWO OFF Ltd. in April 2025. Accordingly, this activity has been classified as a discontinued operation and is no longer included in the Company’s segment reporting. As a result, the Company determined that it has two reportable segments as of June 30, 2025: (i) Pathogen prevention and prolong shelf life, and (ii) Renewable energy projects. The Pathogen prevention operating segment consists of Save Food Ltd. and the Renewable energy projects operating segment consist of NITO Renewable Energy, Inc. and Solar photovoltaic joint venture project.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 13 – SEGMENT REPORTING (continued)

The following table presents information about the Company’s reportable segments for the six and three months ended June 30, 2025 and 2024:

	Six months ended		Three months ended
	June 30		June 30
	2025	2024	2025	2024

Revenue from pathogen prevention and prolong shelf life	66	61	-	17
Cost related to pathogen prevention and prolong shelf life	(582)	(528)	(314)	(221)
Operating loss from Pathogen prevention and prolong shelf life	(516)	(467)	(314)	(204)

Revenue from renewable energy projects	-	-	-	-
Cost related to renewable energy projects	(130)	-	(59)	-
Operating loss from Renewable energy projects	(130)	-	(59)	-

Professional services	(557)	(631)	(356)	(400)
Share base compensation	(2,029)	(260)	(1,988)	(121)
Depreciation	(3)	(7)	(1)	(3)
Other general and administrative expenses	(217)	(263)	(114)	(119)
Total Operating loss	(3,452)	(1,628)	(2,832)	(847)

Interest of loans	(77)	-	-	-
Financing expenses, net	(1,934)	(74)	(1,203)	(79)
Other gain	3	105	3	117
Changes in fair value of investments measured under the fair value option	(349)	114	(520)	30
Net loss	(5,809)	(1,483)	(4,552)	(779)

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 14 – SUBSEQUENT EVENTS

1.	On July 25, 2025, the Company entered into an amendment to the Purchase Agreement (see Note 10(4)). Pursuant to the amendment, and in light of delays in filing of the registration statement, the Investor agreed to extend certain terms and conditions of the Agreement and the Notes to be issued thereunder. As part of the amendment, the Company agreed to issue the Investor 574,325 shares of common stock (or a pre-funded warrant for the same number of shares). These shares were designated as additional Commitment Shares under the terms of the transaction documents. Except as explicitly amended, all other provisions of the original Purchase Agreement remain unchanged.

2.	On July 28, 2025, the Company issued 260,000 shares of common stock, following exercises of warrants as described in Note 10(1) above.

3.	On July 31, 2025, the Company issued an aggregate of 3,000,000 shares of common stock outside of the Plan to three consultants in consideration of investor relations and business development services provided to the Company, pursuant to consulting agreements, dated July 31, 2025.

4.	On August 12, 2025, pursuant to the Agreement as detailed in Note 10(4) above, the Company issued a revised note in the principal amount of $1,500 to the Investor.

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

Overview

We are focused on sustainable operations in various industries such as agri-food tech and solar projects, specializing in eco crop protection that helps reduce food waste and ensure food safety while reducing the use of pesticides.

We currently operate through our majority-owned Israeli subsidiary and our Nevada wholly-owned subsidiary and collaborate and invest in a joint venture in the solar energy sector:

Save Foods develops and markets eco-friendly “green” solutions for the food industry. Our solutions aim to improve the food safety and shelf life of fresh produce. We do this by controlling human and plant pathogens, thereby reducing spoilage, and in turn, reducing food loss. We focus on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life. The solutions are based on our proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Our products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” solutions are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. By forming a temporary protective shield around the fresh produce we treat, our solutions make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

NTWO OFF was incorporated in August 2023 under the name Nitrousink Ltd, to offer a solution to mitigate N2O (nitrous oxide) emissions and to promote agricultural practices that are both environmentally friendly and economically viable. As described below, on April 9, 2025, we sold all of our shares in NTWO OFF to Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”), for 15,000 New Israeli shekels.

We collaborate with Solterra Renewable Energy Ltd., an Israeli corporation (“Solterra”) and a wholly-owned subsidiary of Solterra Energy Ltd., an Israeli corporation (“Solterra Energy”), which operates in the solar energy sector and presents certain investment opportunities in solar photovoltaic (“PV”) projects. Solterra engages in the development of renewable energy projects through its subsidiaries. Currently, operations are conducted in Italy, Poland, and Germany, with potential expansion to additional countries. Our subsidiary, NITO Renewable, was established in February 2025 in the State of Nevada and has a 70% interest in the joint venture in Italy. Solterra’s business strategy primarily involves selling renewable energy projects to third parties at various stages of development, from the initial land identification and project advancement through construction, operation, or sale to a third party. Currently, most projects are expected to be sold at various development stages, with the possibility of a larger portion of projects being held long-term for operation by Solterra in the future. We currently intend to continue to collaborate with Solterra as Solterra surveys the European solar energy market for additional projects.

Additionally, we currently own approximately 25% of Plantify Foods Inc. (“Plantify”), a Canadian-based public company listed on the TSX Canadian exchange that was previously engaged in the food tech industry primarily through its Israeli subsidiary, Piece of Bean Ltd. (“Piece of Bean”), which was involved in the production and distribution of clean label food. Piece of Bean’s factory and business operations, located in Kibbutz Gonen in the Golan Heights, was severely impacted by the recent war in Israel, and Piece of Bean is in the process of voluntary insolvency proceedings. As a consequence, Plantify currently essentially has no business activity and minimal liquidity.

Recent Developments

Amendment to Purchase Agreement

On July 25, 2025 we and YA II PN, Ltd. (the “Investor”) entered into an amendment to a purchase agreement with the Investor, dated May 12, 2025 (the “Purchase Agreement Amendment”) pursuant to which the Investor committed to advance the Company the aggregate principal amount of $3,000,000, of which (i) up to $1,500,000 will be made available upon the request of the Company which may be made within 60 days following the filing of the registration statement on Form S-1 with the SEC on August 6, 2025 registering the resale of shares issuable pursuant to the Standby Equity Purchase Agreement, dated December 22, 2023 (the “SEPA”) between the Company and the Investor, and (ii) up to $1,500,000 will be made available upon the request of the Company which may be made within 60 days following the date that said registration statement is declared effective, with each advance to be evidence by a promissory note issued to the Investor.

The Purchase Agreement Amendment provides for the issuance by the Company of an additional 574,325 shares of its common stock (or pre-funded warrants for the same number of shares) to the Investor within three business days from the execution of the Purchase Agreement Amendment. In connection with the Purchase Agreement Amendment, the Company and the Investor also agreed to revise the promissory notes to be issued pursuant to the Purchase Agreement (the “Revised Notes”). The Revised Notes reflect extended payment terms and certain other modifications as agreed upon by the parties.

On August 12, 2025, pursuant to the Purchase Agreement Amendment, we issued a Revised Note in the principal amount of $1,500,000 to the Investor.

Securities Purchase and Exchange Agreement

On February 25, 2025, the Company entered into a Securities Purchase and Exchange Agreement (the “MitoCareX Agreement”) with MitoCareX, a private company incorporated under the laws of the State of Israel (“MitoCareX”), SciSparc Ltd., a public company incorporated under the laws of the State of Israel (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”, together with SciSparc and Alon, the “Sellers”, and together with the Company, the “Parties”) pursuant to which the Company will acquire from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX, thereby resulting in MitoCareX becoming a wholly-owned subsidiary of the Company.

On May 18, 2025, the Parties amended the MitoCareX Agreement by extending the exclusivity period set forth in Section 1.08 of the MitoCareX Agreement by an additional ninety (90) days, such that either Party may terminate the Agreement in the event that the Closing Date (as defined therein) shall not have occurred within one hundred and eighty (180) days of the date of the MitoCareX Agreement. All other terms of the MitoCareX Agreement remain in full force and effect.

On July 23, 2025, the Parties amended the MitoCareX Agreement (the “Second Amendment”), which Second Amendment provides the following changes to the MitoCareX Agreement: (i) the allocation of additional consideration among the Sellers was updated; the definition of “Fully-Diluted Basis” was updated to specify that 32,808,629 shares of common stock were issued, which increase relates to certain issuances of common stock that occurred following the execution of the MitoCareX Agreement and the Outside Date that either party can terminate by an additional 90 days, such that either party may terminate the Agreement in the event that the Closing Date shall not have occurred within two hundred and seventy (270) days of the date of the MitoCareX Agreement.

The closing of the MitoCareX acquisition is subject to stockholder approval at a special meeting of stockholders to be held on September 25, 2025.

Third Loan Agreement

On May 22, 2025, we entered into a third loan agreement (the “Third Loan Agreement”) with MitoCareX, and L.I.A. Pure Capital Ltd., an Israeli company (“Pure Capital”) pursuant to which we agreed to loan $250,000 (the “Principal”) to MitoCareX with interest accruing at an annual rate pursuant to Section 3(j) of the Income Tax Ordinance, published by the Israel Tax Authority for loans in US dollars, which is currently the USD exchange rate fluctuation until the maturity date plus 3%, as may be adjusted from time to time ( the “Loan”). The term of the Loan is six months with repayment of Principal and accrued interest due at maturity. In the event of a transaction whereby MitoCareX becomes our subsidiary, any amount outstanding under the Loan will be deducted from any future amount allocated by us to MitoCareX during the first year following the foregoing transaction. Pure Capital has agreed to guarantee the repayment of the Loan. The purpose of the Third Loan Agreement is to assist MitoCareX with financing its ongoing costs and obligations until closing of the MitoCareX Agreement has occurred.

Amendments to MitoCareX Loan Agreements

We previously entered into two loan agreements with MitoCareX on December 22, 2024, and on March 12, 2025 (the “First Loan Agreement” and the “Second Loan Agreement”, respectively) pursuant to which in each loan, the Company provided a loan of $250,000 to MitoCareX under substantially the same terms as the Third Loan Agreement.

On May 22, 2025, the First Loan Agreement and the Second Loan Agreement were amended to extend the term of each loan by 180 days. Accordingly, the first loan is due December 21, 2025; the second loan March 11, 2026; and the third loan is due November 21, 2026.

Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of the sale of products and our cost of revenues consists of cost of products.

The following table sets forth our revenues and costs of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands, except share and per share data	2025	2024	2025	2024

Revenues from sales of products	66,000	61,000	-	17,000
Cost of sales	(17,000)	(34,000)	(2,000)	(6,000)
Gross profit (loss)	49,000	27,000	(2,000)	11,000

Operating Expenses

Our operating expenses consist of three components - research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2025	2024	2025	2024
Professional services	28,000	18,000	8,000	5,000
Other expenses	1,000	1,000	1,000	1,000
Total	29,000	19,000	9,000	6,000

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2025	2024	2025	2024
Salaries and related expenses	37,000	47,000	23,000	22,000
Professional fees	30,000	19,000	15,000	16,000
Travel expenses	-	7,000	-	2,000
Transport and storage	13,000	27,000	4,000	11,000
Other expenses	15,000	14,000	7,000	6,000
Total	95,000	114,000	49,000	57,000

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars in thousands	2025	2024	2025	2024
Professional services	986,000	979,000	559,000	551,000
Share based compensation	2,029,000	260,000	1,989,000	121,000
Salaries and related expenses	78,000	34,000	49,000	(6,000)
Legal expenses	129,000	108,000	90,000	58,000
Insurance	78,000	85,000	39,000	43,000
Registration fees	43,000	26,000	24,000	13,000
Other expenses	34,000	30,000	22,000	15,000
Total	3,377,000	1,522,000	2,772,000	795,000

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Revenues

For the three months ended June 30, 2025 there were no revenues, compared to $17,000 during the three months ended June 30, 2024. The decrease is mainly a result of a decrease in sales in Israel.

Cost of Sales

Cost of sales consists primarily of salaries, materials, and overhead costs of manufacturing our products. Cost of sales for the three months ended June 30, 2025 was $2,000, a decrease of $4,000, or 67%, compared to the cost of sales of $6,000 for the three months ended June 30, 2024. The decrease is mainly a result of an inventory write-off in Turkey in 2024 and a decrease in salaries.

Gross Profit (loss)

Gross loss for the three months ended June 30, 2025 was $2,000, a decrease of $13,000, or 118%, compared to a gross profit of $11,000 for the three months ended June 30, 2024. The decrease is mainly a result of the decrease in cost of sales.

Research and Development Expenses

Research and development expenses consist of service providers’ costs and overhead expenses. Research and development expenses for the three months ended June 30, 2025 were $9,000, an increase of $3,000, or 50%, compared to research and development expenses of $6,000 for the three months ended June 30, 2024. The increase is mainly attributable to increase in patent attorney expenses.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended June 30, 2025 were $49,000, a decrease of $8,000, or 14%, compared to total selling and marketing expenses of $57,000 for the three months ended June 30, 2024. The decrease is mainly attributable to the decrease in transport and storage expenses, and related costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consisted primarily of professional services, share based compensation and salaries and related expenses, as well as other non-personnel related expenses such as legal expenses, directors’ fees and insurance costs. General and administrative expenses for the three months ended June 30, 2025 were $2,772,000, an increase of $1,977,000, or 249%, compared to general and administrative expenses of $795,000 for the three months ended June 30, 2024. The increase is mainly a result of the increase in share-based compensation, salaries and related expenses and legal expenses.

Financing expenses, Net

Financing expenses, net for the three months ended June 30, 2025 was $1,203,000, an increase of $1,124,000, or 1,423%, compared to financing expenses, net of $79,000 for the three months ended June 30, 2024. The increase is mainly a result of an increase in financing expenses related to changes in the fair value of PIPE’s warrant liability and credit facility.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the three months ended June 30, 2025 was $4,516,000 compared to $800,000 for the three months ended June 30, 2024, an increase of $3,716,000, or 465%.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Revenues

Revenues for the six months ended June 30, 2025 were $66,000, an increase of $5,000, or 8%, compared to $61,000 during the six months ended June 30, 2024. The increase is mainly a result of an increase in our sales to our US client.

Cost of Sales

Cost of sales consists primarily of salaries, materials and overhead costs of manufacturing our products. Cost of sales for the six months ended June 30, 2025 were $17,000, a decrease of $17,000, or 50%, compared to $34,000 for the six months ended June 30, 2024. The decrease is mainly results from a decrease in salaries.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $49,000, an increase of $22,000, or 81%, compared to a gross profit of $27,000 for the six months ended June 30, 2024. The increase is mainly a result of the decrease in revenue.

Research and Development Expenses

Research and development expenses consist of service providers’ fees and overhead expenses. Research and development expenses for the six months ended June 30, 2025 were $29,000, an increase of $ 10,000, or 53%, compared to research and development expenses of $19,000 for the six months ended June 30, 2024. The increase is mainly attributable to increase in patent attorney expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the six months ended June 30, 2025 were $95,000, a decrease of $19,000, or 17%, compared to total selling and marketing expenses of $114,000 for the six months ended June 30, 2024. The decrease is mainly attributable to the decrease in salaries and related expenses and transport and storage expenses offset by an increase in other related costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, salaries and related expenses including share based compensation as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the six months ended June 30, 2025 were $3,377,000, an increase of $1,855,000, or 122%, compared to total general and administrative expenses of $1,522,000 for the six months ended June 30, 2024. The increase is mainly a result of the increase in share-based compensation, salaries and related expenses and legal expenses offset by a decrease in insurance costs.

Financing expenses, Net

Financing expenses, net, for the six months ended June 30, 2025, were $2,011,000, an increase of $1,937,000, or 2,618%, compared to total financing expenses of $74,000 for the six months ended June 30, 2024. The increase is mainly a result of an increase in financing expenses related to changes in the fair value of PIPE’s warrant liability and credit facility.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the six months ended June 30, 2025 was $5,778,000, compared to $1,622,000 for the six months ended June 30, 2024, an increase of $4,156,000, or 256%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2025, we have funded our operations, principally with the issuance of equity and debt.

As of June 30, 2025, we had cash and cash equivalents of $3,138,000, as compared to $4,468,000 as of June 30, 2024. As of June 30, 2025, we had a working capital of $3,956,000, as compared to $3,873,000 as of June 30, 2024. The decrease in our cash balance is mainly attributable to cash used in operations and cash used in investing activities offset by cash provided by financing activities.

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

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. As of August 14, 2025, we have sold 6,666,667 shares of common stock at an average purchase price of $0.47 to the Investor.

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

The table below presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	(1,337,000)	(2,036,000)

Net cash used in investing activities	(1,625,000)	(162,000)

Net cash provided by financing activities	3,934,000	2,208,000

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(18,000)	2,000

Increase (decrease) in cash and cash equivalents	954,000	12,000

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2025, we had an accumulated deficit of $40,255,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We believe that our existing capital resources will be sufficient to support our operating plan through the end of the first quarter of 2026; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

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

Operating Activities

Net cash used in operating activities was $1,337,000 for the six months ended June 30, 2025, as compared to $2,036,000 for the six months ended June 30, 2024. The decrease is mainly attributable to a decrease in our cash operating expenses and decrease in the change in accounts payable and other liabilities compared to the six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities was $1,625,000 for the six months ended June 30, 2025, as compared to net cash used in investing activities of $162,000 for the six months ended June 30, 2024. The increase is mainly attributable to the investment in renewable energy projects and loans to MitoCareX.

Financing Activities

Net cash provided by financing activities was $3,934,000 for the six months ended June 30, 2025, as compared to net cash provided by financing activities of $2,208,000 for the six months ended June 30, 2024. The increase is the result of proceeds from a private offering of common stock and warrants and a credit facility.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On May 12, 2025, we issued (i) 300,000 shares of common stock to a consultant for accounting and controller services provided to the Company; (ii) 600,000 shares of common stock to David Palach, our Chief Executive Officer, and (iii) 300,000 shares of common stock to Lital Barda, our Chief Financial Officer, under our 2022 Share Incentive Plan for services provided to us and an aggregate of 3,200,000 shares of common stock outside of the Plan to ten consultants in consideration of various financial, investor relations and business development services provided to the Company.

On May 13, 2025, as a commitment for YA II PN, Ltd. to enter into a purchase agreement with us on May 12, 2025, we issued 675,675 shares to YA II PN, Ltd., which represents $300,000 worth of shares based on the last closing price of the shares immediately before the execution and delivery of the Agreement.

On July 25, 2025, we issued an additional 574,325 shares (or a pre-funded warrant for the same number of shares) to YA II PN, Ltd. in consideration for the execution and delivery of the amendment to the Purchase Agreement, dated May 12, 2025.

On July 31, 2025, we issued an aggregate of 3,000,000 shares of common stock outside of the Plan to three consultants in consideration of investor relations and business development services provided to the Company, pursuant to consulting agreements, dated July 31, 2025.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2025	N2OFF, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Lital Barda
	Name:	Lital Barda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

