Form 10-Q
period 2025-09-30
N2OFF, Inc.
filed 2025-11-13
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 2,712,883 shares of common stock, par value $0.0001 per share, outstanding (as adjusted following the reverse split of the Company’s common stock at a ratio of 1:35 that became effective on September 22, 2025).

N2OFF, Inc.

Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	Our efforts to complete and integrate current and/or future acquisitions and joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth.

●	Regulatory and compliance changes may adversely impact Solterra’s operations and our joint venture value.

●	Joint venture and partnership risks may affect Solterra’s projects and our joint venture value.

●	Our ability to implement potential synergies between us and MitoCareX.

●	Operational and business opportunities available to us following the acquisition of MitoCareX.

●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States or Israel.

●	The evolution of our business strategy may not be successful and we may require additional financing, have increased operational costs or experience other financial harm to our business and financial condition.

●	Conditions in Israel, including the recent ceasefire following Israel’s conflicts with Hamas and other parties in the region, as well as ongoing political and economic instability, may adversely affect our operations and limit our ability to market our products, which could lead to a decrease in revenues.

●	Inherent dangers in production and transportation of hydrogen peroxide and highly concentrated organic acids could cause disruptions and could expose us to potentially significant losses, costs or other liabilities;

●	Our ability to attract and retain sufficient, qualified personnel;

●	Our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	Our ability to adequately support future growth;

●	Potential product liability or intellectual property infringement claims;

●	The effect of climate change conditions, on our business operations and financial results;

●	Portfolio concentration;

●	International expansion of our business and operations; and

●	Information with respect to any other plans and strategies for our business;

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

As used in this Quarterly Report and unless otherwise indicated, the terms “N2OFF,” “we,” “us,” “our,” or “our company” refer to N2OFF, Inc., our 98.48% owned subsidiary, Save Foods Ltd. (“Save Foods”), and our wholly owned subsidiary, NITO Renewable Energy, Inc, which owns 70% of SB Storage 1 S.R.L. Accordingly, the foregoing does not include MitoCareX Bio Ltd. (“MitoCareX”), which company became a wholly-owned subsidiary of ours on October 20, 2025.

3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

N2OFF, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2025

USD IN THOUSANDS

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	6,044	2,154
Restricted cash	26	24
Investment in marketable securities (Note 5 (2))	240	307
Accounts receivable, net of allowance for doubtful account of $47 and $42 as of September 30, 2025 and December 31, 2024, respectively.	2	143
Short term loan (Note 4, 5 (1))	1,397	234
Inventories	16	21
Prepaid expenses	840	464
Other current assets	91	26
Assets of discontinued operations (Note 9)	-	31
Total Current assets	8,656	3,404

Long term prepaid expenses	286	244
Right-of-use asset arising from operating leases	20	8
Property and equipment, net	40	48
Investment in nonconsolidated affiliate (Note 3)	-	603
Long term loan	-	350
Solar photovoltaic joint venture project (Note 6)	1,559	808
Solar projects under development (Note 8)	465	-
Total assets	11,026	5,465
Liabilities and Shareholders’ Equity
Current Liabilities
Short term loan (Note 10 (4))	1,114	-
Accounts payable	34	48
Current warrant liabilities	182	312
Other liabilities	728	429
Liabilities of discontinued operations (Note 9)	-	103
Total current liabilities	2,058	892

Non current operating lease liabilities	11	-
Credit facility (Note 7)	10	-
Stock purchase warrants liability (Note 10(1))	271	-
Total liabilities	2,350	892
Stockholders’ Equity (**)
Common stock, $ 0.0001 par value (“Common Stock”):
495,000,000 shares authorized as of September 30, 2025 and December 31, 2024; issued and outstanding 1,371,541 and 344,741 shares as of September 30, 2025 and December 31, 2024, respectively.	*	*
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; issued and outstanding 0 shares as of September 30, 2025 and December 31, 2024.	-	-
Additional paid-in capital	48,794	39,328
Foreign currency translation adjustments	(38)	(26)
Accumulated deficit	(39,826)	(34,553)
Total Company’s stockholders’ equity	8,930	4,749
Non-controlling interests	(254)	(176)
Total stockholders’ equity	8,676	4,573
Total liabilities and stockholders’ equity	11,026	5,465

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for thirty-five (35) reverse stock split in September 2025 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenues from sales of products	68	69	2	9
Cost of sales	(19)	(110)	(2)	(77)
Gross profit (loss)	49	(41)	-	(68)
Research and development expenses	(81)	(38)	(52)	(19)
Selling and marketing expenses	(130)	(179)	(34)	(65)
General and administrative expenses	(4,617)	(2,806)	(1,240)	(1,284)
Operating loss	(4,779)	(3,064)	(1,326)	(1,436)
Financing income (expenses), net	(1,832)	(116)	183	(41)
Other income, net (Note 10(4))	1,665	353	1,662	248
Changes in fair value of investments measured under the fair value option (Notes 3,4,5,6), net	(493)	(857)	(149)	(971)
Net gain (loss) from continuing operations	(5,439)	(3,684)	370	(2,200)
Gain (loss) from discontinued operations (Note 9)	44	(252)	-	(114)
Net gain (loss)	(5,395)	(3,936)	370	(2,314)
Less: net Loss attributable to non-controlling interests	122	116	59	50
Net gain (loss) attributable to the Company’s stockholders’ equity	(5,273)	(3,820)	429	(2,264)

Gain (loss) per share from continuing operations (basic) (*)	(7.71)	(26.69)	0.45	(13.59)
Gain (loss) per share from discontinued operations (basic) (*)	0.06	(1.76)	-	(0.68)
Total gain (loss) per share (basic)	(7.65)	(28.45)	0.45	(14.27)

Weighted average number of shares of Common Stock outstanding - basic (*)	689,725	143,160	943,275	166,502

Gain (loss) per share from continuing operations (diluted) (*)	(8.29)	-	0.97	-
Gain (loss) per share from discontinued operations (diluted) (*)	0.06	-	-	-
Total gain (loss) per share (diluted)	(8.23)	-	0.97	-

Weighted average number of shares of Common Stock outstanding – diluted (*)	797,227	-	967,487	-
Comprehensive gain (loss):
Net gain (loss)	(5,395)	(3,936)	370	(2,314)
Other comprehensive income (loss) - Foreign currency translation adjustments	(17)	-	(3)	-
Comprehensive gain (loss)	(5,412)	(3,936)	367	(2,314)
Net - loss attributable to non-controlling interests	122	116	59	50
Other comprehensive income (loss) attributable to non-controlling interests -foreign currency translation adjustments	5	-	(1)	-
Comprehensive gain (loss) attributable to the Company’s stockholders	(5,285)	(3,820)	425	(2,264)

(*)	Adjusted to reflect one (1) for thirty-five (35) reverse stock split in September 2025 (see note 1B).

Amounts presented for 2025 and 2024 related to comprehensive gain (loss) have not been recast to exclude discontinued operations

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares (**)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total equity

BALANCE AT DECEMBER 31, 2024	344,741	*	39,328	(26)	(34,553)	4,749	(176)	4,573

Issuance of shares for private investment in public equity (PIPE) agreement	143,577	*	1	-	-	1	-	1
Warrant exercises	20,835	*	387	-	-	387	-	387
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(4)	-	(4)	(2)	(6)
Comprehensive loss for the period	-	-	-	-	(1,193)	(1,193)	(64)	(1,257)
BALANCE AT MARCH 31, 2025	509,153	*	39,716	(30)	(35,746)	3,940	(242)	3,698

Issuance of shares for services	125,717	*	1,955	-	-	1,955	-	1,955
Issuance of shares for purchase agreement	19,305	*	300	-	-	300	-	300
Warrant exercises	205,960	*	4,085	-	-	4,085	-	4,085
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(6)	-	(6)	(2)	(8)
Deconsolidation of NTWO OFF Ltd	-	-	-	-	-	-	29	29
Comprehensive loss for the period	-	-	-	-	(4,509)	(4,509)	1	(4,508)
BALANCE AT JUNE 30, 2025	860,135	*	46,056	(36)	(40,255)	5,765	(214)	5,551

Issuance of shares for services	85,716	*	714	-	-	714	-	714
Issuance of shares for purchase agreement	418,261	*	1,672	-	-	1,672	-	1,672
Warrant exercises	7,429	*	127	-	-	127	-	127
Capital contribution from non-controlling interests	-	-	48	-	-	48	20	68
Commitment to issue shares	-	-	177	-	-	177	-	177
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(2)	-	(2)	(1)	(3)
Comprehensive income for the period	-	-	-	-	429	429	(59)	370
BALANCE AT SEPTEMBER 30, 2025	1,371,541	*	48,794	(38)	(39,826)	8,930	(254)	8,676

(*)	Less than $1 thousand.

(**)	Adjusted to reflect one (1) for thirty-five (35) reverse stock split in September 2025 (see note 1B).

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non- controlling interests	Total equity

BALANCE AT DECEMBER 31, 2023	84,643	*	35,866	(26)	(29,360)	6,480	(22)	6,458

Issuance of shares for standby equity purchase agreement II	810	*	40	-	-	40	-	40
Issuance of shares to services providers	138	-	24	-	-	24	-	24
Comprehensive loss for the period	-	-	-	-	(769)	(769)	(53)	(822)
BALANCE AT MARCH 31, 2024	85,591	*	35,930	(26)	(30,129)	5,775	(75)	5,700

Issuance of shares for standby equity purchase agreement II	32,645	-*	937	-	-	937	-	937
Issuance of shares to services providers	858	*	49	-	-	49	-	49
Comprehensive loss for the period	-	-	-	-	(787)	(787)	(13)	(800)
BALANCE AT JUNE 30, 2024	119,094	*	36,916	(26)	(30,916)	5,974	(88)	5,886
Issuance of shares for standby equity purchase agreement II	106,239	*	1,246	-	-	1,246	-	1,246
Issuance of shares to services providers	48,610	*	484	-	-	484	-	484
Comprehensive loss for the period	-	-	-	-	(2,264)	(2,264)	(50)	(2,314)
BALANCE AT SEPTEMBER 30, 2024	273,943	*	38,646	(26)	(33,180)	5,440	(138)	5,302

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

N2OFF, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Nine months ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period from continuing operations	(5,439)	(3,684)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Depreciation	8	15
Issuance of shares to employees and services providers	2,035	557
Share based compensation to employees and directors	1	-
Non-cash expenses funded by non-controlling interests	68
Gain from sales of property and equipment	(3)	*
Gain from standby equity purchase agreement II	(1,662)	(353)
Expenses from standby equity purchase agreement II	182	147
Interest in respect of loan	106
Change in fair value of loans	20	-
Change in fair value of warrant liability	(130)	-
Change in fair value of credit facility liability	63	-
Change in fair value of PIPE’s warrant liability	1,540	-
Change in fair value of investment in nonconsolidated affiliate	603	857
Change in fair value of long-term loan	(47)	(32)
Change in fair value of solar project	(143)	(25)
Change in fair value of marketable securities	67	-
Exchange rate differences on operating leases	2	5
Decrease (increase) in accounts receivable, net	141	(47)
Decrease in inventory	5	71
Decrease (increase) in prepaid expenses and other current assets	(29)	154
Increase (decrease) in accounts payable	10	(5)
Increase (decrease) in other liabilities	291	(330)
Decrease in operating lease expense	11	39
Change in operating lease liability	(11)	(44)
Change from discontinued operations	-	(252)
Net cash used in operating activities	(2,311)	(2,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in nonconsolidated affiliate	-	(203)
Long term loan granted	-	(406)
Short term loan granted	(786)	-
Investment in solar projects under development	(482)	-
Solar photovoltaic joint venture project	(608)	(764)
Proceeds from sale of subsidiary (net of cash disposed)	(25)	-
Proceeds from sales of property and equipment	3	*
Net cash used in investing activities	(1,898)	(1,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,105	-
Repayment of credit facility	(1,158)	-
Proceeds from PIPE agreement	1,500	-
Proceeds from exercise of warrants from PIPE agreement	1,830	-
Proceeds from promissory note	1,485	1,455
Repayments of promissory note	-	(1,543)
Proceeds on account of shares	-	131
Proceeds from standby equity purchase agreement, net	3,335	2,558
Net cash provided by financing activities	8,097	2,601

Effect of exchange rate changes on cash and cash equivalents	(27)	(6)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,861	(1,705)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,209	4,478

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	6,070	2,773

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	77	-
Non cash transactions:
Initial recognition of operating lease liability and a corresponding right-of-use asset	24	-
Reclassification of warrant liabilities to equity upon exercise of warrants	2,769	-
Non-cash financing costs related to issuance of promissory note	477	-

(*)	Less than $1 thousand.

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

On April 27, 2009, the Company acquired from its stockholders 98.48% of the issued and outstanding shares of Save Foods Ltd., including preferred and ordinary shares. Save Foods Ltd. was incorporated in 2004 and commenced its operations in 2005. Save Foods Ltd. develops, produces, and focuses on delivering innovative solutions for the food industry aimed at improving food safety and shelf life of fresh produce.

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

On February 10, 2025, the Company’s wholly owned subsidiary, NITO Renewable Energy, Inc. was formed under the laws of the State of Nevada.

On February 24, 2025, the Company entered into a shareholders agreement with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD (which on April 14, 2025 changed its name to SB Storage 1 S.R.L), a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company will purchase 70% of SBI4 shares (on a fully diluted basis) from SB see Note 8 below.

On October 20, 2025, the Company completed the acquisition of 100% of the share capital of MitoCareX see Note 14(2) below.

The Company’s Common Stock is listed on The Nasdaq Capital Market under the symbol “NITO”.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

B.	Reverse stock split

On September 22, 2025, the Company effected a 1-for-35 reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”) in order to regain compliance with the Nasdaq minimum bid price requirement, following the notice received from Nasdaq on March 28, 2025 regarding the Company’s non-compliance with such requirement.

As a result of the Reverse Stock Split, every thirty-five shares of the Company’s outstanding Common Stock prior to the effect of that amendment were combined and reclassified into one share of the Company’s Common Stock. No fractional shares were issued in connection with or following the reverse split and the shares were rounded to the nearest whole number. The authorized capital and par value of the Common Stock remained unchanged.

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

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations until the end of the third quarter of 2026. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

On September 10, 2025, a ceasefire agreement was reached between Israel and Hamas, effectively ending the large-scale military operations in the Gaza Strip. As part of the agreement, all remaining Israeli hostages who were alive in Gaza have been released and returned to Israel. A number of deceased hostages remain to be returned, and the parties continue to cooperate on that process.

As of the date of these financial statements the security situation remains fragile, and the risk of renewed hostilities persists.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2025, and its results of operations changes in stockholders’ equity, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2024 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	240	-	-	240
Solar photovoltaic joint venture project	-	-	1,559	1,559
Loan granted to MitoCareX	-	-	1,000	1,000
Convertible loan to Solterra	-	-	397	397
Total assets	240	-	2,956	3,196

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	603	-	-	603
Investment in Solterra	307	-	-	307
Solar photovoltaic joint venture project	-	-	808	808
Loan granted to MitoCareX	-	-	234	234
Convertible loan to Solterra	-	-	350	350
Total assets	910	-	1,392	2,302

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The following table presents the changes in fair value of the level 3 assets for the period from December 31, 2024 through September 30, 2025:

	Solar photovoltaic joint venture project	Loan granted to MitoCareX	Convertible loan to Solterra	Investment in Plantify	Total
	US$
Assets:
Outstanding at December 31, 2024	808	234	350	-	1,392
Additions during the period	608	786	-	-	1,394
Transfers into Level 3 (see Note 3)	-	-	-	782	782
Changes in fair value	143	(20)	47	(782)	(612)
Outstanding at September 30, 2025	1,559	1,000	397	-	2,956

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Stock purchase warrants liability	-	-	271	271
Warrant liabilities to Pure Capital	-	-	182	182
Credit facility	-	-	10	10
Total liabilities	-	-	463	463

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Warrant liabilities to Pure Capital	-	-	312	312
Total liabilities	-	-	312	312

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2024 through September 30, 2025:

	Stock purchase warrants liability	Warrant liabilities to Pure Capital	Credit facility	Total
	US$
Liabilities:
Outstanding at December 31, 2024	-	312	-	312
Additions during the period	1,500	-	1,105	2,605
Settlements of liabilities	(2,769)	-	(1,158)	(3,927)
Changes in fair value	1,540	(130)	63	1,473
Outstanding at September 30, 2025	271	182	10	463

Recently Issued Accounting Standards Not Yet Adopted

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Identifying the Acquirer in a Business Combination Involving a Variable Interest Entity. This ASU modifies the guidance for identifying the accounting acquirer in transactions involving VIEs. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The Company does not currently consolidate any VIEs and does not expect the ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company does not currently have contracts that include share-based noncash consideration; however, management is evaluating the potential impact of this ASU on future transactions.

In September 2025, the FASB also issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modifies the recognition threshold for capitalization of internal-use software costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this ASU on its internal-use software capitalization policy and does not expect a material impact upon adoption.

NOTE 3 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement (the “Securities Exchange”) with Plantify Ltd., pursuant to which each party agreed to issue to the other 19.99% of its issued and outstanding capital stock. The Securities Exchange closed on April 5, 2023.

In connection with the agreement, the Company executed a debenture in the amount of CAD1,500 thousands (approximately $1,124), bearing interest at 8% per annum and secured by a pledge of the shares of a Plantify subsidiary.

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

As of September 30, 2025, there is no Active Market for Plantify’s common shares. Accordingly, the investment can no longer be measured based on Level 1 inputs in the fair value hierarchy. Given the lack of observable market data, and the deterioration in the financial condition of Plantify, including the insolvency of its operating subsidiary, the Company evaluated the fair value of Plantify for impairment. Based on such evaluation, the Company concluded that the investment should be fully impaired as of September 30, 2025.

NOTE 4 – MITOCAREX TRANSACTION

On December 22, 2024, the Company entered into a loan agreement (the “First Loan”) with MitoCareX BioLtd. an Israeli private company (“MitoCareX”) in the principal amount of $250. The First Loan bears interest at an annual rate of 3% and is linked to the U.S. dollar exchange rate, and matures in June 2025. The First Loan is guaranteed by L.I.A. Pure Capital Ltd. (“Pure Capital”), owed by the brother of Dr. Alon Silberman, the Chief Executive Officer of MitoCareX.

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

The closing of the Mito Agreement occurred on October 20, 2025, after all customary closing conditions, including stockholder approval, had been satisfied.

On the closing date, SciSparc transferred and sold 6,622 Ordinary Shares to the Company (the “Purchased Shares”), in consideration for a cash payment of $700. The Company issued and delivered shares of Common Stock to the Sellers equal to 40% of the capital stock of the Company on a fully diluted basis, calculated as of immediately following the closing date (collectively, the “Exchanged Common Stock”); and as consideration for the Exchanged Common Stock, (1) Alon transferred 11,166 Ordinary Shares to the Company, which represented 100% of the Ordinary Shares owned by Alon as of the closing date; (2) Ciro transferred 5,584 Ordinary Shares to the Company, which represented 100% of the Ordinary Shares owned by Ciro as of the closing date; and (3) SciSparc transferred 12,066 Ordinary Shares to the Company (“SciSparc’s Exchanged Shares”) and together with Alon’s Shares and Ciro’s Shares, the (“Exchanged Ordinary Shares”), which represented 100% of the holdings in MitoCareX.

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

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – MITOCAREX TRANSACTION (continued)

Immediately prior to the closing date, Alon entered into an amended employment agreement with the Company and MitoCareX in connection with his employment as the Chief Executive Officer of MitoCareX, which provides, among other things, for a grant of restricted stock representing 5% of the capital stock of the Company on a fully diluted basis (calculated as of immediately following the closing date), pursuant to the Company’s 2022 Share Incentive Plan. Such shares will vest in three equal installments on each of the first, second and third anniversary of the closing date, subject to Alon’s continued employment with MitoCareX.

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

On August 13, 2025, the Company entered into an additional loan agreement in the amount of $372 to MitoCareX (the “Fourth Loan”), under substantially the same terms and conditions as the previous loans.

The loan is to be provided in three tranches as follows: $200 upon signing, $86 on September 15, 2025, and $86 on October 15, 2025. As with the previous loans, any amount loaned to MitoCareX will be deducted from any future amount allocated by the Company to MitoCareX during the first year following the closing of the Mito Agreement.

Company’s chairman of the board of directors and one of Company’s directors are also members of the board of directors of SciSparc.

The Company elected to account for the loans under the fair value option in accordance with ASC 825. The Company estimated the fair value of the First Loan, Second Loan, Third Loan and Fourth Loan using a third-party appraiser by discounting the principal and interest at a discount rate of market interest for similar loans. The interest rate reflects the rate of loans with similar risks, and ranged between 20.11% and 21.78% as of September 30, 2025. The Company calculated the fair value of the First Loan, Second Loan, Third Loan and Fourth Loan at $247, $237, $247 and $269, respectively, as of September 30, 2025.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – INVESTMENT AND LOAN TO SOLTERRA

1.	On June 30, 2024, the Company entered into a 24 month Loan Agreement with Solterra Renewable Energy Ltd. (“Solterra”) and other lenders, under which the Company committed €375 thousands (approximately $406) out of a total €500 thousands principal amount. The loan bears annual interest of 7%, payable beginning June 30, 2025. Solterra shall have the option to convert the loan into shares of Solterra Energy Ltd. (“SE”), at the lowest price per share under which SE raises capital during the period from the Loan Agreement date through conversion. If the loan is not converted or repaid in full within nine months from the closing date of the merger involving SE, the interest rate increases to 12% per annum.

The Company elected to account for the Loan Agreement under the fair value option in accordance with ASC 825. As of September 30, 2025, the Company estimated the fair value of the Loan Agreement at $397, based on a third-party valuation applying a 28.2% market discount rate for similar loans.

The Company’s chairman of the board of directors also serves as a director of SE.

2.	During 2024, the Company acquired 267,000 shares of SE for a total consideration of NIS801 thousands (approximately $219).

The Company measured the investment at fair value accordance with ASC 321. The fair value of the investment as of September 30, 2025 was $240, based on quoted prices in active markets.

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT

1.	On July 31, 2024, the Company entered into a Loan and Partnership Agreement with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG a German partnership (the “Partnership”), Solterra, and other lenders, under which the Company committed €1,560 thousands (approximately $1,716) out of a total €2,080 thousands (approximately $2,288) loan for solar energy projects. The loan bears interest of 7% annually and matures upon the earlier of the sale of the Partnership or five years from the agreement date. The Company’s loan is secured by a lien on Solterra’s interests in the Partnership, and all loans from Solterra are subordinated. The lenders are entitled to 50% of the Partnership’s profits, with the Company entitled to 25% through one of several profit rights alternatives.

In June 2025, the Company and the other lenders entered into an addendum to the original Loan and Partnership Agreement to provide an additional bridge loan of €25 thousands (approximately $27) to the Partnership, of which the Company contributed €19 thousands (approximately $20). The proceeds are intended to fund a feasibility study for a battery energy storage project near the PV Project in Germany. The additional loan bears interest at 7% annually and is subject to the same maturity and repayment terms as the original loan. All other provisions of the original agreement remain unchanged.

On September 8, 2025, the Partnership entered into Addendum No. 2 to the Loan and Partnership Agreement (“Addendum No. 2”), pursuant to which the Lenders agreed to provide additional funding in the aggregate principal amount of €600 thousands (the “Principal Addendum Amount”), of which the Company committed €450 thousands (approximately $528). The Principal Addendum Amount bears interest at a rate of 7% per annum and will mature in accordance with the terms of the Loan under the Loan and Partnership Agreement. Proceeds from Addendum No. 2 are intended to be used to support development of a battery energy storage system and photovoltaic facility aimed at achieving Ready-to-Build status.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT (continued)

As of September 30, 2025, the Company has funded €1,129 thousands (approximately $1,216) of which €424 (approximately $436) was invested in January and June 2025.

The Company’s interest in the Partnership was evaluated under ASC 810-10, and the Company determined it is not the primary beneficiary due to lack of power to direct significant activities and limited exposure to variable returns; accordingly, the Partnership is not consolidated.

The Company elected to account for the Loan and Partnership Agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the Loan and Partnership Agreement using a third-party appraiser and various assumptions such as, probability of completion of the project based on key milestones, scenarios for the expected project’s cash realization value (including expected power of the project, selling price per megawatt, and loan repayment dates). The projected net cash flows were discounted using an interest rate appropriate for similar projects. The result was adjusted to the probability for the completion of the project as of the valuation date. The interest rate was determined at 8.06% as of September 30, 2025. The Company calculated the Loan Agreement and the fair value or the Company’s interest in the Partnership and Loan amounted to €1,164 thousands (approximately $1,367) as of September 30, 2025.

2.	On May 6, 2025, the Company, together with other investors, entered into a loan agreement with Soltra Renewable Energies Ltd. (the “Borrower”), an Israeli traded company, to finance the development of a battery storage project in Poland known as the “Pikozow Project.” Under the agreement, the Company extended a loan in the principal amount of €150 thousands (approximately $177) as part of an aggregate €500 thousands (approximately $571) loan provided by all lenders.

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

The Company assessed its involvement in the Pikozow Project in accordance with ASC 810-10, Variable Interest Entities (VIE), and concluded that the Borrower does not meet the definition of a VIE. Accordingly, no consolidation is required.

The Company elected to account for the loan agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the loan using a third-party appraiser and various assumptions such as probability of the event the project would be sold to a third party as well as the probability that it would not be sold. The interest rate was determined at 19.13% and 18.6% as of September 30, 2025. Based on this analysis the fair value of the loan agreement was estimated at €164 thousands (approximately $192) as of September 30, 2025.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – CREDIT FACILITY

On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to €6,000 thousands (approximately $7,020) (the “Pure Capital Credit Facility”), of which €2,000 (approximately $2,340) thousands may be used for the Loan and Partnership Agreement in Germany, and the remaining €4,000 thousands (approximately $4,680) for other pre-approved projects. The facility bears annual interest of 7%, payable in advance and deducted from each drawdown, for a period of 24 months.

The facility will expire upon full drawdown or five years from the agreement date, whichever occurs first. Borrowed amounts are to be repaid from project proceeds or 33% of proceeds from other Company financings during the drawdown period.

In connection with the facility, the Company issued a five-year warrant to the Lender to purchase 52,858 shares of common stock at an exercise price of $35 per share. The Warrant Shares will be exercisable immediately after the issuance.

Furthermore, the exercise price and number of Warrant Shares are subject to adjustments upon the issuance of common stock, issuance of options, issuance of convertible securities and stock combination events, as detailed in the Warrant.

On December 5, 2024, the Lender agreed, pursuant to a waiver agreement, not to convert the warrants shares unless and until the stockholders of the Company approve the issuance of the warrants. Such approval was received on September 25, 2025.

The Company determined that the warrant is not considered indexed to the Company’s own stock. The Company estimated the fair value of the Warrant Shares as of October 1, 2024, December 31, 2024 and September 30, 2025, using the Black-Scholes option pricing model.

The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	October 1, 2024	December 31, 2024	September 30, 2025
Expected volatility (%) (*)	117.19%	117.68%		155.19%
Risk-free interest rate (%)	3.51%	4.38%		3.74%
Expected dividend yield	0.0%	0.0%		0.0%
Expected term of options (years)	5	5		5
Exercise price (US dollars)	$35	$35	$	(**) 3.5
Share price (US dollars)	$8.65	$8.68		$3.72
Fair value (U.S. dollars)	$307	$312		$182

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

(**)	In accordance with the anti-dilution provisions of the warrant agreement and following the Company’s entry into PIPE Agreement, the exercise price of the warrants was adjusted from $35 to $3.5 per share.

On January 6, 2025, and February 12, 2025, the Company drew down gross amounts of €375 thousands (approximately $405) and €645 thousands (approximately $700), respectively.

During the nine months ended September 30, 2025, the Company repaid €1,015 thousands (approximately $1,158).

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

As of September 30, 2025, management assessed the carrying amount of the remaining balance reasonably approximated to its fair value.

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

The Company will lend €2,300 thousands (approximately $2,691) to SB14 for financing two battery storage projects in Sicily, Italy (the “Projects”) which loan accrues interest at 7% per annum. Additionally, the Italy Agreement provides for a right of repurchase of shares of SBI4 by SB in the event the Company does not furnish drawdown amounts in accordance with the terms of the Italy Agreement.

The net profit from sales of projects will be split between the parties as follows: if the selling price per megawatt (“MW”) (i) does not exceed € 30 thousands, each party will receive profits according to its pro-rata share ownership of SBI4; (ii) exceeds € 30 thousands (approximately $35) up to € 60 thousands (approximately $70), per MW, SB will receive 40% of the profit (10% above its pro-rata share) and the Company will receive 60% of the profit; and (iii) exceeds € 60 thousands (approximately $70) per MW, SB will receive 50% of the net profit (20% above its pro-rata share) and the Company will receive 50% of the net profit.

As of September 30, 2025, the Company has funded €1,043 thousands (approximately $1,224).

NOTE 9 –DISCONTINUED OPERATIONS

On April 9, 2025, the Company entered into a share purchase agreement (the “SPA”), by and among the Company, Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”), and NTWO OFF. Pursuant to the SPA, the Company sold 4,200,000 ordinary shares of NTWO OFF, representing 100% of the Company’s shares of NTWO OFF, for total cash consideration of NIS 15 thousands (approximately $4).

The SPA provides customary representations, warranties and covenants by the Company, NTWO OFF and Yaaran, and further provides that all obligations arising under the Stock Exchange Agreement, dated July 11, 2023, between the Company, Yaaran and NTWO OFF, as amended on July 24, 2023 and on August 13, 2023, will be null and void and of no further force and effect.

The transaction was completed during the second quarter of 2025. As a result, the Company ceased consolidating NTWO OFF as of the closing date and has classified its operations as discontinued operations for all periods presented. As of September 30, 2025, no assets or liabilities of the discontinued operations remain on the Company’s consolidated balance sheet.

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

The Company recognized a gain on disposal of approximately $44, which is presented in the consolidated statements of operations for the nine months ended September 30, 2025, under the caption “Income from discontinued operations”.

In addition, the Company reported a net cash outflow of approximately $25 within investing activities related to the disposal of NTWO OFF, primarily reflecting the derecognition of approximately $29 of cash and cash equivalents held by NTWO OFF at the time of sale, partially offset by $4 in cash proceeds received.

NOTE 10 – COMMON STOCK AND WARRANTS

1.	On January 2, 2025, the Company consummated a Private Placement transaction contemplated by the securities purchase agreement, dated December 10, 2024, and issued 48,691 shares; pre-funded warrants to purchase 129,883 shares; and warrants to purchase 267,858 shares of the Company’s common stock at an exercise price of $8.40. The Company received gross proceeds of $1,500 as a result of such issuances.

During February, March and April 2025, the Company issued 44,952, 49,934 and 16,429 shares of common stock, respectively, following exercises of pre-funded warrants.

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

On March 14, 2025, holders of warrants to purchase 20,835 shares of common stock exercised their warrants at an exercise price of $8.40 for total consideration of $175. In connection with the exercise, the Company calculated the fair value of the exercised warrants as of the date of exercise and recognized a non-cash gain of approximately $534, reflecting the difference between the carrying amount of the warrant liabilities and their fair value at the time of exercise.

During May and June, 2025, holders of warrants to purchase 189,531 shares of common stock exercised their warrants at an exercise price of $8.40 for total consideration of $1,592. In connection with the exercise, the Company calculated the fair value of the exercised warrants as of the date of exercise and recognized a non-cash loss of approximately $1,025, reflecting the difference between the carrying amount of the warrant liabilities and their fair value at the time of exercise.

On July 28, 2025, holders of warrants to purchase 7,429 shares of common stock exercised their warrants at an exercise price of $8.40 for total consideration of $62. In connection with the exercise, the Company calculated the fair value of the exercised warrants as of the date of exercise and recognized a non-cash loss of approximately $9, reflecting the difference between the carrying amount of the warrant liabilities and their fair value at the time of exercise.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

On September 22, 2025, the Company effected the Reverse Stock Split. Pursuant to Section 2(e) of the warrant agreement (“Stock Combination Event Adjustment”), the Reverse Stock Split resulted in a reduction of the exercise price to the post-split market price and a corresponding increase in the number of warrant shares, which represented an economic modification of the warrants. Accordingly, the Company calculated the fair value of the remaining warrant liabilities on the date of the Reverse Stock Split, in the amount of $152.

For the nine months ended September 30, 2025, the Company recorded a non cash gain of approximately $7,000, which attributable to the change in fair value of the remaining warrant liabilities, as reflected in the statement of comprehensive loss.

As of September 30, 2025, the Company calculated the fair value of the remaining warrant liabilities in the amount of $271.

The fair value of the warrant liabilities was determined using a Black-Scholes option pricing module. The assumptions used to perform the calculations are detailed below:

Month	Expected volatility (%) (*)	Risk free interest rate	Expected dividend yield	Expected term of options (years)	Exercise price (US dollars)	Share price (US dollars)	Fair value (U.S. dollars)
January, 2025	140.61%	4.38%	0.0%	5.5	$8.40	$37.45	$9,651
March, 2025	151.68%	4.09%	0.0%	5.3	$8.40	$10.85	$212
May, 2025	156.95%-159.21%	3.87%-4.17%	0.0%	5.10-5.16	$8.40	$9.45-$23.8	$22-$1,092
June, 2025	157.30%-157.96%	3.79%- 4.04%	0.0%	5.00-5.04	$8.40	$8.05-$8.4	$223-$429
July 28, 2025	156.54%	3.96%	0.0%	4.93	$8.40	$9.35	$65
September, 2025	154.63%-155.19%	3.68%-3.74%	0.0%	4.75-4.77	$5.2-$8.4	$3.72-$5.19	$232-$385

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

2.	During the nine months ended September 30, 2025, the Company recorded share base compensation expenses in General and Administrative expenses in the amount of $106 related to shares issued by the Company to service providers by December 31, 2024.

3.	On May 11, 2025 the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 25,715 and 100,002 shares of common stock, par value $0.0001, respectively. The shares were issued on May 12, 2025.

4.

On May 12, 2025, the Company, entered into a Purchase Agreement (the “Agreement”) with YA II PN, Ltd. (the “Investor”) as part of the Standby Equity Purchase Agreement dated as of December 22, 2023 (the “SEPA II”) between the Company and the Investor (the “First Closing”). Pursuant to the Agreement the Investor committed to advance the Company the aggregate principal amount of $3,000, of which (i) up to $1,500 will be made available within 60 days following the date a new registration statement has been filed by the Company with the SEC registering the resale of the shares issuable pursuant to the SEPA II, and (ii) up to $1,500 will be made available within 60 days following the date that said registration statement is declared effective by the SEC (the “Second Closing,” and together with the First Closing, each, a “Closing”). The Second Closing must take place within 180 days of the First Closing.

The Notes to be issued at each Closing will be issued at a purchase price equal to 100% of the amount advanced to the Company, bear interest at 8% per annum and mature 12 months from issuance.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

Sixty days after the issuance of each Note, the Company will pay the Investor in ten equal monthly installments $150 of principal and accrued and unpaid interest thereon. Such monthly installments can be made, at the option of the Company, in cash or by submitting an advance notice pursuant to the SEPA II, or any combination thereof. The Note provides for typical events of default, including the failure of the Company to remain on The Nasdaq Capital Market LLC or file with the SEC any periodic report; upon an event of default interest accrues at the rate of 18% per annum. The Company has the right to prepay all or a portion of the outstanding principal and accrued interest thereon by paying a $8 prepayment penalty on each monthly installment.

The Company paid the Investor a structuring fee of $15 and on May 13, 2025 issued, 19,305 shares to the Investor which represents $300 worth of shares based on the last closing price of the shares immediately before the execution and delivery of the Agreement.

On July 25, 2025, the Company entered into an amendment to the Agreement. Pursuant to the amendment, and in light of delays in filing of the registration statement, the Investor agreed to extend certain terms and conditions of the Agreement and the Notes to be issued thereunder. As part of the amendment, the Company agreed to issue the Investor 16,410 shares of common stock (or a pre-funded warrant for the same number of shares). These shares were designated as additional commitment shares under the terms of the transaction documents. Except as explicitly amended, all other provisions of the original Agreement remain unchanged. The fair value of the pre-funded warrants was calculated based on the market price of the Company’s Common Stock on July 25, 2025, which was $10.81 per share, resulting in a total fair value of approximately $177. The pre-funded warrants were determined to meet the equity classification criteria under ASC 815-40 and were therefore accounted for as equity instruments.

On August 12, 2025, the Company issued a promissory note in the principal amount of $1,500 to the Investor. On August 19, 2025, the Company filed a registration statement on Form S-1 with the SEC, which was declared effective by the SEC on August 22, 2025.

As the SEPA II had an initial fair value of zero at inception, no amounts were allocated to this component. Accordingly, all transaction costs associated with the Agreement were attributed to the promissory note and recorded as deferred financing costs, presented as a direct deduction from the carrying amount of the note payable and amortized to financing expense over its term using the effective interest method.

The Company considered the guidelines of ASC 815 and determined that the SEPA II contains both purchased put option element and a forward share issuance element, neither element qualifies for equity classification. Accordingly, the Company recognized an asset or liability with changes in fair value recoded to the statements of operations.

In September, 2025, the Company issued 418,261 shares of Common Stock pursuant to the terms of SEPA II valued at $1,672 for gross consideration of $3,335 and recorded $1,662 to the statements of operations. See also Note 14(1).

5.	On July 31, 2025, the Company issued an aggregate of 85,716 shares of common stock outside of the Plan to three consultants in consideration of investor relations and business development services to be provided over an 18-month period, pursuant to consulting agreements, dated July 31, 2025. The shares issued are subject to a lock-up schedule whereby the restrictive legends on the shares become eligible for removal, subject to applicable law, as follows: 28,572 shares upon the six-month anniversary of the grant date, 28,572 shares upon the nine-month anniversary, and 28,572 shares upon the twelve-month anniversary. The Company determined the value of the shares issued at $714 based on the share price on the agreement date, of which $79 was recognized as share base compensation expenses, and the remaining $635 was recorded as prepaid expenses.

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 11 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	840	539.57
Granted	-	-
Exercised	-	-
Forfeited or expired	(37)	844.87
Outstanding at September 30, 2025	803	525.51
Number of options exercisable at September 30, 2025	612	689.15

The aggregate intrinsic value of the awards outstanding as of September 30, 2025 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $3.72 as of September 30, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors for the nine months ended September 30, 2025 and 2024 were $1 and $0, respectively and less than $1 and $0, for the three months ended September 30, 2025 and 2024, respectively.

NOTE 12 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30
	2025	2024
General and administrative expenses:
Directors’ compensation	324	274
Salaries and fees to officers	856	518
Total General and administrative expenses	(*) 1,180	792

(*) of which share based compensation	533	176

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2025	2024

Other accounts payables	169	89

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

As of September 30, 2025, the Company no longer operates in the N₂O emissions Global warming solutions segment, following the sale of NTWO OFF Ltd. in April 2025. Accordingly, this activity has been classified as a discontinued operation and is no longer included in the Company’s segment reporting. As a result, the Company determined that it has two reportable segments as of September 30, 2025: (i) Pathogen prevention and prolong shelf life, and (ii) Renewable energy projects. The Pathogen prevention operating segment consists of Save Food Ltd. and the Renewable energy projects operating segment consist of NITO Renewable Energy, Inc. and Solar photovoltaic joint venture project.

The chief operating decision maker evaluates segment performance primarily based on segment operating loss.

The following table presents information about the Company’s reportable segments for the nine and three months ended September 30, 2025 and 2024:

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenue from pathogen prevention and prolong shelf life	68	69	2	9
Cost related to pathogen prevention and prolong shelf life	(957)	(890)	(375)	(362)
Operating loss from Pathogen prevention and prolong shelf life	(889)	(821)	(373)	(353)

Revenue from renewable energy projects	-	-	-	-
Cost related to renewable energy projects	(263)	-	(133)	-
Operating loss from Renewable energy projects	(263)	-	(133)	-

Professional services	(1,029)	(1,060)	(472)	(429)
Share base compensation	(2,141)	(811)	(112)	(551)
Depreciation	(4)	(10)	(1)	(3)
Other general and administrative expenses	(453)	(362)	(235)	(100)
Total Operating loss	(4,779)	(3,064)	(1,326)	(1,436)

Interest of loans	(77)	-	-	-
Financing income (expenses), net	(1,755)	(116)	183	(41)
Other income	1,665	353	1,662	248
Changes in fair value of investments measured under the fair value option	(493)	(857)	(149)	(971)
Net loss	(5,439)	(3,684)	370	(2,200)

N2OFF, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 14 – SUBSEQUENT EVENTS

1.	During October 2025, the Company issued 169,400 shares of common stock to the Investor pursuant to the terms of the SEPA II for consideration of $831. See also Note 10(4).

2.	On October 20, 2025, the Company completed the acquisition of 100% of the share capital of MitoCareX.

The total consideration transferred consisted of $700 in cash and 1,171,942 shares of the Company’s Common Stock, representing approximately 40% of the Company’s fully diluted share capital at the closing date (see also Note 4). The Company performed an initial allocation of the purchase price to the identifiable assets acquired and liabilities assumed and per such initial allocation the Company estimates it will record $4,506 of intangible assets, $5,792 of goodwill and net increase of $4,744 in stockholders’ equity. The final allocation of the purchase price will be calculated in accordance with ASC 805 as part of the audited financial statement as of December 31, 2025.

As of September 30, 2025, MitoCareX’s unaudited financial information reflected total assets of approximately $174, total liabilities of $1,157, which include loans previously provided by the Company, and an accumulated deficit of $2,687.

For the nine months ended September 30, 2025, MitoCareX recorded no revenues and a net loss of $927.

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

Overview

We are focused on sustainable operations in various industries such as agri-food tech, solar projects, and oncology biotechnology. Our activities include eco crop protection that helps reduce food waste and ensure food safety while reducing the use of pesticides, as well as advancing innovative oncology solutions through MitoCareX to improve cancer treatment outcomes.

We currently operate through our majority-owned Israeli subsidiary, our wholly owned Israeli subsidiary and our Nevada wholly-owned subsidiary and collaborate and invest in a joint venture in the solar energy sector:

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

MitoCareX, which has been our wholly owned subsidiary since October, 2025, develops and advances targeted small-molecule therapeutics for oncology by focusing on the mitochondrial SLC25A protein family. MitoCareX’s solutions are designed to inhibit specific SLC25A mitochondrial carrier proteins that play a key role in cellular energy metabolism, thereby disrupting cancer cell growth and survival. We are currently focused on Non-Small Cell Lung Cancer (NSCLC) and utilize structural biology in combination with computational chemistry to design drug candidates that selectively bind to our SLC25A targets of interest. Our approach leverages our proprietary MITOLINE™ algorithm, which enables the reliable generation of 3D molecular structural models across all 53 human SLC25A proteins and allows for large-scale virtual screening of molecules against these targets. MITOLINE™ provides a platform-level capability to identify new mitochondrial carrier targets and develop novel therapeutics in areas where no FDA-approved SLC25A-directed therapies currently exist. A key advantage of our platform is its ability to address the historical lack of structural data that has limited drug discovery efforts targeting SLC25A proteins, thereby expanding the druggable target space within mitochondrial biology. By enabling rational, structure-guided inhibitor discovery at scale, MitoCareX’s solutions are designed to unlock new treatment opportunities in NSCLC and potentially other oncology and disease indications associated with mitochondrial dysfunction.

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

Recent Developments

MitoCareX Closing

On February 25, 2025 we entered into a Securities Purchase and Exchange Agreement (the “Agreement”) with MitoCareX, SciSparc Ltd., a public company incorporated under the laws of the State of Israel (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”, together with SciSparc and Alon, the “Sellers”), which Agreement contemplated the Company’s acquisition from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming our wholly-owned subsidiary(the “Acquisition”).

On September 25, 2025, our stockholders convened a special meeting and approved, among other proposals, the Acquisition, including the issuance of such number of our common stock as consideration for the exchange of the Ordinary Shares, thereby satisfying a closing condition in the Agreement.

On October 20, 2025, upon the satisfaction of the remaining closing conditions in the Agreement, the Acquisition closed (the “Closing”). At the Closing, each of the Sellers transferred their Ordinary Shares to us, thereby resulting in us holding 100% of the fully-diluted share capital of MitoCareX.

Fourth Loan Agreement to MitoCareX

On August 17, 2025, we entered into a fourth loan agreement (the “Fourth Loan Agreement”) with MitoCareX, and Pure Capital pursuant to which we agreed to loan in the aggregate amount of $372,000 (the “Principal”) to MitoCareX with interest accruing at an annual rate pursuant to Section 3(j) of the Income Tax Ordinance, published by the Israel Tax Authority for loans in US dollars, which is currently the USD exchange rate fluctuation until the maturity date plus 3%, as may be adjusted from time to time ( the “Loan”). The term of the Loan is six months with repayment of Principal and accrued interest due at maturity. Pure Capital has agreed to guarantee the repayment of the Loan. The purpose of the Fourth Loan Agreement was to assist MitoCareX with financing its ongoing costs and obligations until the closing of the MitoCareX Agreement occurred.

Following the completion of the transaction on October 20 whereby MitoCareX became our subsidiary, any amount outstanding under the Loan will be deducted from any future amount allocated by us to MitoCareX during the first year following such transaction.

Special General Meeting

On September 25, 2025, N2OFF, Inc. held a special general meeting of stockholders (the “Special General Meeting”). A total of 18,575,909 shares of Common Stock, representing approximately 55.68% of the shares outstanding and entitled to vote, were present in person or represented by proxy, constituting a quorum.

At the Special General Meeting, stockholders considered and approved the following proposals: (i) Proposal No. 1, to approve the Company’s acquisition of all of the share capital of MitoCareX Bio Ltd. pursuant to the Securities Purchase and Exchange Agreement dated February 25, 2025, as amended on May 18, 2025 and July 23, 2025, including the issuance of Common Stock equal to or exceeding 20% of the Company’s outstanding Common Stock before such issuance in accordance with applicable Nasdaq Listing Rules, and to approve the execution, delivery and performance of the Purchase Agreement and the transactions contemplated thereby, was approved by the stockholders. (ii) Proposal No. 2, to authorize the Company’s board of directors, in its discretion, to amend the Company’s Articles of Incorporation within one year of stockholder approval to effect a reverse stock split of the Common Stock at a ratio of not less than 1-for-2 and not more than 1-for-150, with the exact ratio to be determined by the board of directors without further stockholder approval, was approved by the stockholders. (iii) Proposal No. 3, to approve the issuance of 1,850,000 shares of Common Stock and any additional shares of Common Stock, as applicable, upon exercise of a warrant issued to L.I.A. Pure Capital Ltd. (the “Warrant Shares”), was approved by the stockholders. (iv) Proposal No. 4, to authorize the adjournment of the Special General Meeting to a later date or dates, if necessary or appropriate, to permit further solicitation of proxies if there were insufficient votes in favor of any of the foregoing proposals, was approved by the stockholders.

Reverse Stock Split

On June 28, 2024, following the Special Meeting of stockholders, the Company’s stockholders approved a proposal authorizing the board of directors to effect a reverse stock split at a ratio in the range of 1-for-2 and 1-for-35. On September 18, 2025, the board of directors approved a one-for-thirty-five (1-for-35) reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective for Nasdaq purposes on September 22, 2025. The Reverse Stock Split was implemented to increase the per share price and bid price of the Company’s common stock to regain compliance with the continued listing requirements of Nasdaq and make the common stock more attractive to certain institutional investors.

As a result of the Reverse Stock Split, every thirty-five shares of common stock outstanding immediately prior to effectiveness were combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split; any fractional shares were rounded to the nearest whole share. The number of authorized shares of common stock and the par value per share were not affected by the Reverse Stock Split.

All share, stock option, and per share information presented in these consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

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

The Purchase Agreement Amendment provides for the issuance by the Company of an additional 16,410 shares of its common stock (or pre-funded warrants for the same number of shares) to the Investor within three business days from the execution of the Purchase Agreement Amendment. In connection with the Purchase Agreement Amendment, the Company and the Investor also agreed to revise the promissory notes to be issued pursuant to the Purchase Agreement (the “Revised Notes”). The Revised Notes reflect extended payment terms and certain other modifications as agreed upon by the parties.

On August 12, 2025, pursuant to the Purchase Agreement Amendment, we issued a Revised Note in the principal amount of $1,500,000 to the Investor.

During September, pursuant to the Purchase Agreement Amendment, we issued 418,261 shares for total proceeds of $3,335,000, and during October, we issued 169,400 shares for total proceeds of $831,000.

Solterra Transactions

On June 30, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with Solterra Renewable Energy Ltd. (“SRE”) and other lenders signatory thereto, pursuant to which such lenders committed to loan SRE an aggregate principal amount of €500,000 (€375,000 of which was committed by us), with interest accruing on the principal at the rate of 7% per annum, to be paid annually beginning June 30, 2025.

In connection with the Loan Agreement, on July 31, 2024, we entered into a Loan and Partnership Agreement (the “Loan and Partnership Agreement”) with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG (the “Partnership”), SRE, and other lenders signatory thereto (collectively, the “Lenders”), pursuant to which the Lenders committed to loan the Partnership (the “SRE Loan”) an aggregate principal amount of €2,080,000 (€1,560,000 of which was committed by us).

On June 23, 2025, in accordance with Addendum No. 1 to the SRE Loan and Partnership Agreement, the Lenders provided €25,000 in additional funding and on September 8, 2025, the Partnership entered into Addendum No. 2 to the SRE Loan and Partnership Agreement, pursuant to which the Lenders agreed to provide additional funding in the aggregate principal amount of €600,000.

Pure Capital Credit Facility

On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (“Pure Capital”) providing for up to EUR 6,000,000 in financing (the “Pure Capital Credit Facility”). Up to EUR 2,000,000 may be used to finance one project in Germany, and the remaining EUR 4,000,000 may be used for other projects, in each case subject to Pure Capital’s prior approval. Interest accrues at a rate of 7% per annum and is payable in advance by the Company, with such interest deducted from each drawdown, for a period of twenty-four months. The Pure Capital Credit Facility will terminate on the earlier of (i) the drawdown of the full EUR 6,000,000 and (ii) five years from the date of the facility agreement (the “Drawdown Period”).

Amounts borrowed under the Pure Capital Credit Facility must be repaid from proceeds derived from the pre-approved projects or, during the Drawdown Period, from 33% of the proceeds of other Company financing transactions. After the Drawdown Period, any unpaid amounts may be repaid from any other sources.

In connection with the facility agreement, the Company agreed to issue to Pure Capital a five-year warrant (the “Warrant”) to purchase 52,858 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $3.50 per share. The Warrant is exercisable immediately upon issuance. The exercise price and the number of Warrant Shares are subject to adjustment in the event of issuances of common stock, options, or convertible securities, and for stock combination events, in each case as described in the Warrant. In the event of a fundamental transaction, as described in the Warrant, the successor entity will be required to assume the Company’s obligations under the Warrant. Under the Warrant, Pure Capital may also require the Company to repurchase the Warrant for its Black-Scholes value in cash.

As of November 13, 2025, the Company had made aggregate drawdowns of approximately EUR 1,020,000 (approximately $1,105,000) and repayments of approximately EUR 1,015,000 (approximately $1,158,000) under the facility agreement.

Results of Operations

Revenues and Cost of Revenues

Our total revenue consists of the sale of products and our cost of revenues consists of cost of products.

The following table sets forth our revenues and costs of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2025	2024	2025	2024

Revenues from sales of products	68,000	69,000	2,000	9,000
Cost of sales	(19,000)	(110,000)	(2,000)	(77,000)
Gross profit (loss)	49,000	(41,000)	-	(68,000)

Operating Expenses

Our operating expenses consist of three components - research and development expenses, selling and marketing expenses and general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2025	2024	2025	2024
Professional services	81,000	37,000	52,000	19,000
Other expenses	-	1,000	-	-
Total	81,000	38,000	52,000	19,000

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses, professional fees and other expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2025	2024	2025	2024
Salaries and related expenses	49,000	65,000	12,000	18,000
Professional fees	43,000	37,000	14,000	19,000
Travel expenses	-	20,000	-	13,000
Transport and storage	17,000	37,000	3,000	10,000
Other expenses	21,000	20,000	5,000	5,000
Total	130,000	179,000	34,000	65,000

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation, salaries, insurance and other non-personnel related expenses.

	Nine Months Ended September 30,		Three Months Ended September 30,
U.S. dollars	2025	2024	2025	2024
Professional services	1,853,000	1,602,000	867,000	624,000
Share based compensation	2,141,000	814,000	112,000	553,000
Salaries and related expenses	131,000	34,000	53,000	-
Legal expenses	273,000	151,000	144,000	43,000
Insurance	111,000	124,000	33,000	39,000
Registration fees	61,000	39,000	18,000	13,000
Other expenses	47,000	42,000	13,000	12,000
Total	4,617,000	2,806,000	1,240,000	1,284,000

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenues

Revenues for the three months ended September 30, 2025 were $2,000, compared to $9,000 during the three months ended September 30, 2024. The decrease is mainly a result of a decrease in sales in Israel.

Cost of Sales

Cost of sales consists primarily of materials, and overhead costs of manufacturing our products. Cost of sales for the three months ended September 30, 2025 was $2,000, a decrease of $75,000, or 97%, compared to the cost of sales of $77,000 for the three months ended September 30, 2024. The decrease is mainly a result of an inventory write-off in South Africa in 2024.

Gross loss

Gross loss for the three months ended September 30, 2025 was zero, a decrease of $68,000, or 100%, compared to a gross loss of $68,000 for the three months ended September 30, 2024. The decrease is mainly a result of the decrease in cost of sales.

Research and Development Expenses

Research and development expenses consist of service providers’ costs and overhead expenses. Research and development expenses for the three months ended September 30, 2025 were $52,000, an increase of $33,000, or 174%, compared to research and development expenses of $19,000 for the three months ended September 30, 2024. The increase is mainly attributable to increase in patent attorney expenses.

Selling and Marketing Expenses

Selling and marketing expenses consisted primarily of salaries and related costs for selling and marketing personnel, travel related expenses and services providers. Selling and marketing expenses for the three months ended September 30, 2025 were $34,000, a decrease of $31,000, or 48%, compared to total selling and marketing expenses of $65,000 for the three months ended September 30, 2024. The decrease is mainly attributable to the decrease in transport and storage expenses, and related costs associated with our sales.

General and Administrative Expenses

General and administrative expenses consisted primarily of professional services, share based compensation and salaries and related expenses, as well as other non-personnel related expenses such as legal expenses, directors’ fees and insurance costs. General and administrative expenses for the three months ended September 30, 2025 were $1,240,000, a decrease of $44,000, or 3%, compared to general and administrative expenses of $1,284,000 for the three months ended September 30, 2024. The decrease is mainly a result of the decrease in share-based compensation offset by increase in professional services and legal expenses.

Financing income (expenses), Net

Financing income, net for the three months ended September 30, 2025 was $183,000, an increase of $224,000, or 546%, compared to financing expenses, net of $41,000 for the three months ended September 30, 2024. The increase is mainly a result of an increase in financing income related to changes in the fair value of PIPE’s warrant liability and credit facility.

Total Comprehensive Gain (loss)

As a result of the foregoing, our total comprehensive gain for the three months ended September 30, 2025 was $367,000 compared to comprehensive loss of $2,314,000 for the three months ended September 30, 2024, a decrease of $2,681,000, or 116%.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Revenues

Revenues for the nine months ended September 30, 2025 were $68,000, a decrease of $1,000, or 1%, compared to $69,000 during the nine months ended September 30, 2024.

Cost of Sales

Cost of sales consists primarily of salaries, materials and overhead costs of manufacturing our products. Cost of sales for the nine months ended September 30, 2025 were $19,000, a decrease of $91,000, or 83%, compared to $110,000 for the nine months ended September 30, 2024. The decrease is mainly results from a decrease in salaries.

Gross Profit (loss)

Gross profit for the nine months ended September 30, 2025 was $49,000, an increase of $90,000, or 220%, compared to a gross loss of $41,000 for the nine months ended September 30, 2024. The increase is mainly a result of the decrease in cost of sales.

Research and Development Expenses

Research and development expenses consist of service providers’ fees and overhead expenses. Research and development expenses for the nine months ended September 30, 2025 were $81,000, an increase of $ 43,000, or 113%, compared to research and development expenses of $38,000 for the nine months ended September 30, 2024. The increase is mainly attributable to increase in patent attorney expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries and related expenses for selling and marketing personnel, travel related expenses and services providers and commissions. Selling and marketing expenses for the nine months ended September 30, 2025 were $130,000, a decrease of $49,000, or 27%, compared to total selling and marketing expenses of $179,000 for the nine months ended September 30, 2024. The decrease is mainly attributable to the decrease in salaries and related expenses, transport and storage expenses and travel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, salaries and related expenses including share based compensation as well as other non-personnel related expenses such as legal expenses and directors and insurance costs. General and administrative expenses for the nine months ended September 30, 2025 were $4,617,000, an increase of $1,811,000, or 65%, compared to total general and administrative expenses of $2,806,000 for the nine months ended September 30, 2024. The increase is mainly a result of the increase in share-based compensation, salaries and related expenses and legal expenses.

Financing expenses, Net

Financing expenses, net, for the nine months ended September 30, 2025, were $1,832,000, an increase of $1,716,000, or 1,479%, compared to total financing expenses of $116,000 for the nine months ended September 30, 2024. The increase is mainly a result of an increase in financing expenses related to changes in the fair value of PIPE’s warrant liability and credit facility.

Total Comprehensive Loss

As a result of the foregoing, our total comprehensive loss for the nine months ended September 30, 2025 was $5,412,000, compared to $3,936,000 for the nine months ended September 30, 2024, an increase of $1,476,000, or 38%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through September 30, 2025, we have funded our operations, principally with the issuance of equity and debt.

As of September 30, 2025, we had cash and cash equivalents of $6,044,000, as compared to $2,750,000 as of September 30, 2024. As of September 30, 2025, we had a working capital of $6,598,000, as compared to $2,854,000 as of September 30, 2024. The increase in our cash balance is mainly attributable to cash provided by financing activities offset by cash used in operations and cash used in investing activities.

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

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. During 2024, we have sold 190,477 shares of common stock at an average purchase price of $16.45 to the Investor.

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

On May 12, 2025, we entered into a purchase agreement with the Investor for the balance of approximately $16 million remains available under the standby equity purchase agreement, accordingly, as described above in Recent Developments, pursuant to which the Investor committed to advance us the aggregate principal amount of $3,000,000.

On August 12, 2025, pursuant to the Purchase Agreement Amendment, we issued a Revised Note in the principal amount of $1,500,000 to the Investor.

As of November 13, 2025, we have sold 587,661 shares of common stock at an average purchase price of $7.54 to the Investor.

On October 20, 2025, upon fulfillment of all remaining closing conditions set forth in the Agreement, and as consideration thereunder, the Company remitted a cash payment in the amount of $700,000 to SciSparc.

The table below presents our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	(2,311,000)	(2,927,000)

Net cash used in investing activities	(1,898,000)	(1,373,000)

Net cash provided by financing activities	8,097,000	2,601,000

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(27,000)	(6,000)

Increase (decrease) in cash and cash equivalents	3,861,000	(1,705,000)

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of September 30, 2025, we had an accumulated deficit of $39,826,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

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

Operating Activities

Net cash used in operating activities was $2,311,000 for the nine months ended September 30, 2025, as compared to $2,927,000 for the nine months ended September 30, 2024. The decrease is mainly attributable to favorable changes in working capital, mainly an increase in other liabilities and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and lower inventory reductions during the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities was $1,898,000 for the nine months ended September 30, 2025, as compared to net cash used in investing activities of $1,373,000 for the nine months ended September 30, 2024. The increase is mainly attributable to the investment in renewable energy projects and loans to MitoCareX.

Financing Activities

Net cash provided by financing activities was $8,097,000 for the nine months ended September 30, 2025, as compared to net cash provided by financing activities of $2,601,000 for the nine months ended September 30, 2024. The increase is the result of proceeds from a private offering of common stock and proceeds from standby equity purchase agreement and promissory note.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

On July 31, 2025, we issued an aggregate of 85,716 shares of common stock outside of the Plan to three consultants in consideration of investor relations and business development services provided to the Company, pursuant to consulting agreements, dated July 31, 2025.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2025	N2OFF, INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Lital Barda
	Name:	Lital Barda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

