Form 10-K
period 2025-12-31
Nexentis Technologies Inc.
filed 2026-03-31
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 001-40403

NEXENTIS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4684680
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Pinhas Sapir St. 3, Kiryat HaMada, Ness Ziona 7403626, Israel

(Address of principal executive offices)

(347) 468 9583

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NXTS	The Nasdaq Capital Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was $6,387,364.

As of March 31, 2026, there were 5,111,362 shares of the registrant’s common stock outstanding.

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

As used in this Annual Report and unless otherwise indicated, the terms “Nexentis,” “we,” “us,” “our,” or “our company” refer to Nexentis Technologies, Inc., and Save Foods Ltd., our former 98.48% owned subsidiary (“Save Foods”), and MitoCareX Bio Ltd., our wholly owned subsidiary (“MitoCareX”) and our wholly owned subsidiary, NITO Renewable Energy, Inc, which owns 70% of SB Storage 1 S.R.L. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

On September 22, 2025, we effected a reverse share split of our issued and outstanding ordinary shares at a ratio of 1-for- 35. All references in this annual report to our share capital, including the number of ordinary shares outstanding and per-share data for periods prior to the effective date of the reverse split have been retroactively adjusted to give effect to the reverse split.

Part I

Item 1. Business

Company Overview

We were incorporated in the State of Delaware on April 1, 2009 under the name Pimi Agro Cleantech, Inc. On April 11, 2016, we changed our name from Pimi Agro Cleantech, Inc. to Save Foods, Inc., on March 19, 2024 we changed our name to N2OFF, Inc., and on February 26, 2026, we changed our name to Nexentis Technologies Inc. Effective November 10, 2023, we merged with and into our wholly-owned Nevada subsidiary for the purpose of reincorporating in the State of Nevada.

Our former subsidiary, Save Foods, was incorporated on January 14, 2004, under the name Pimi Marion Holdings Ltd., to exploit the knowledge, intellectual property and business assets of Nir Ecology Ltd., a company founded in September 1989, focused on developing sanitizing solutions for the water and food industry. During the initial years of its activity and until 2009, Pimi Marion Holdings Ltd. focused on the development of new products and applications within the potato-growing industry. On October 5, 2008, Pimi Marion Holdings Ltd. changed its name to Pimi Agro Cleantech Ltd. On May 2, 2019, Pimi Agro Cleantech Ltd. changed its name to Save Foods Ltd. On January 13, 2026, we entered into a Securities Exchange Agreement (the “SF Agreement”) with Voice Assist, Inc., a public company incorporated under the laws of the State of Nevada (“Voice Assist”), and, for certain limited purposes set forth therein, Save Foods. On January 13, 2026, we also entered into a Services Agreement with Voice Assist (the “Services Agreement”), pursuant to which we will provide non-exclusive general advisory, support, collaboration and related services to Voice Assist from time to time for consideration consisting of deferred cash from future Voice Assist financings (subject to a $1,000,000 cap), royalty consideration on “New Future Projects” (as defined in the Services Agreement) over specified periods, and a share of any “Ecolab Gross Proceeds” (as defined in the Services Agreement) related to the Ecolab Claim, and the Services Agreement includes successor obligations with respect to royalty consideration and a term through calendar year 2026 with the Company’s extension rights until consideration is fully received. On March 15, 2026, we closed the SF Agreement (the “Closing”). At the Closing, we transferred to Voice Assist all of the ordinary shares of Save Foods owned by us, representing approximately 98% of the issued and outstanding ordinary share capital of Save Foods, free and clear of any encumbrances.

On February 25, 2025 we entered into a Securities Purchase and Exchange Agreement (the “MitoCareX Agreement”), as amended on May 18, 2025 and July 23, 2025, with MitoCareX, SciSparc Ltd., a public company incorporated under the laws of the State of Israel (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”, together with SciSparc and Alon, the “Sellers”), which Agreement contemplated the Company’s acquisition from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming our wholly-owned subsidiary(the “Acquisition”). On September 25, 2025, our stockholders convened a special meeting and approved, among other proposals, the Acquisition, including the issuance of such number of our common stock as consideration for the exchange of the Ordinary Shares, thereby satisfying a closing condition in the Agreement. On October 20, 2025, upon the satisfaction of the remaining closing conditions in the Agreement, the Acquisition closed. At the closing, each of the Sellers transferred their Ordinary Shares to us, thereby resulting in us holding 100% of the fully-diluted share capital of MitoCareX.

We are focused on sustainable operations in various industries such as solar projects, and oncology biotechnology. Our activities are advancing innovative oncology solutions through MitoCareX to improve cancer treatment outcomes.

We operate through our wholly-owned Israeli subsidiary and one joint venture:

MitoCareX Bio Ltd. – MitoCareX is a drug discovery company dedicated to the development of therapeutics related to cancer and inflammatory metabolic diseases by targeting the mitochondrial carrier family (SLC25A protein family) with a specific focus on one undisclosed SLC25A protein of interest. The company’s core technology and know-how relate to structural biology combined with computational chemistry – a knowledge that can be utilized for potentially each of the 53 protein members belonging to the SLC25A family (i.e., a platform-based drug discovery company). MitoCareX’s current focus is on Non-Small Cell Lung Cancer (NSCLC) and pancreatic cancer while in parallel assessing the efficacy of its developed compounds on inflammatory metabolic diseases. MitoCareX’s mission is to be the foremost biopharma company that develops and delivers transformative metabolic-based therapies that improve and extend the lives of patients.

Solterra Renewable Energy Ltd. – Solterra Renewable Energy Ltd., an Israeli corporation (“Solterra”), operates in the solar energy sector and presents certain investment opportunities in solar photovoltaic (“PV”) projects. Solterra is a wholly-owned subsidiary of Solterra Energy Ltd., an Israeli corporation (“Solterra Energy”). Solterra engages in the development of renewable energy projects through its subsidiaries. Currently, operations are conducted in Italy, Poland, and Germany, with potential expansion to additional countries in the future. Solterra’s business strategy primarily involves selling renewable energy projects to third parties at various stages of development, from the initial land identification and project advancement through construction, operation, or sale to a third party. Currently, most projects are expected to be sold at various development stages, with the possibility of a larger portion of projects being held long-term for operation by Solterra in the future. On February 24, 2025, we entered into a shareholders agreement with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD (which on April 14, 2025 changed its name to SB Storage 1 S.R.L), a wholly owned subsidiary of SB (“SBI4”) pursuant to which we purchased 70% of SBI4 shares. We intend to continue to collaborate with Solterra as Solterra surveys the European solar energy market for additional projects.

Additionally, we currently own approximately 8.3% of Plantify Foods Inc. (“Plantify”), a Canadian-based public company listed on the TSX Canadian exchange that was previously engaged in the food tech industry primarily through its Israeli subsidiary, Peas of Bean Ltd. (“Peas of Bean”), which was involved in the production and distribution of clean label food. Peas of Bean’s factory and business operations, located in Kibbutz Gonen in the Golan Heights, was severely impacted by the ongoing war in Israel, and as a result Peas of Bean is in the process of voluntary insolvency proceedings. Currently, Plantify has no business activity and minimal liquidity.

Previously, we operated through our former majority-owned Israeli subsidiary:

Save Foods Ltd. – Save Foods develops and markets eco-friendly “green” solutions for the food industry. Our solutions aim to improve the food safety and shelf life of fresh produce. We do this by controlling human and plant pathogens, thereby reducing spoilage, and in turn, reducing food loss. We focus on post-harvest treatments in fruit and vegetables to control and prevent pathogen contamination, significantly reduce the use of hazardous chemicals and prolong fresh produce’s shelf life. The solutions are based on our proprietary blend of food acids combined with certain types of oxidizing agent-based sanitizers and in some cases with fungicides at low concentrations. Our products have a synergistic effect when combined with these oxidizing agent-based sanitizers and fungicides. Our “green” solutions are capable of cleaning, sanitizing and controlling pathogens on fresh produce with the goal of making them safer for human consumption and extending their shelf life by reducing their decay. One of the main advantages of our products is that our ingredients do not leave any toxicological residues on the fresh produce we treat. By forming a temporary protective shield around the fresh produce we treat, our solutions make it difficult for pathogens to develop and potentially provide protection which also reduces cross-contamination.

On January 13, 2026, we entered into the SF Agreement with Voice Assist, and, for certain limited purposes set forth therein, Save Foods. On March 15, 2026, we closed the transactions contemplated by the SF Agreement. At the Closing, we transferred to Voice Assist all of the ordinary shares of Save Foods owned by us, representing approximately 98% of the issued and outstanding ordinary share capital of Save Foods.

MitoCareX Bio Ltd.

Industry Overview and Market Opportunity

Background

MitoCareX is a drug discovery company dedicated to the development of therapeutics related to cancer and inflammatory metabolic diseases by targeting the mitochondrial carrier family (SLC25A protein family) with a specific focus on one undisclosed SLC25A protein of interest. The company’s core technology and know-how relate to structural biology combined with computational chemistry – a knowledge that can be utilized for potentially each of the 53 protein members belonging to the SLC25A family (i.e., a platform-based drug discovery company). MitoCareX’s current focus is on Non-Small Cell Lung Cancer (NSCLC), pancreatic cancer as well as inflammatory metabolic diseases including diseases related to the metabolic syndrome. MitoCareX’s mission is to be the foremost biopharma company that develops and delivers transformative metabolic-based therapies that improve and extend the lives of patients.

Mitochondria are key metabolic hubs regulating many processes in health and disease (PMID 32455902). As the biggest subgroup of the Solute Ligand Carrier (SLC) superfamily in humans, the SLC25A proteins mediate the transport of a wide array of substrates including nucleotides, amino acids, carboxylic acids, and inorganic ions across the inner mitochondrial membrane, directly supporting oxidative phosphorylation, lipid metabolism, and apoptosis regulation. Comprising of 53 protein members, these carriers are critical for cellular energy metabolism, redox balance, and biosynthetic processes. Dysregulation or mutation in SLC25A genes is increasingly recognized as a key contributor to metabolic disorders, neurodegeneration, and cancer. Despite their great importance, SLCs have been difficult to access for drug discovery purposes due to a limited number of research tools, assays, and probes. To meet this challenge, the Innovative Medicines Initiative consortium, ReSOLUTE, was launched in 2018 by several big pharma companies, among others, to develop tools and de-orphanize some of the SLC transporters which are understudied with more than ~ 30% being orphan (PMID 32265506). The latter reflects the urge as well as the enormous potential in finding novel drug targets among the SLCs for exploiting the discovery of new necessary therapeutics for clinically hard to treat diseases.

Despite being directly linked with a variety of indications including cancer and inflammation, there are still no FDA approved drugs targeting directly a member protein belonging to the SLC25A family. One way to progress drug discovery related to the mitochondria SLC25A proteins would be to generate reliable computerized 3D molecular models of the SLC25A protein of interest and virtually screen a very high number of molecules against it, as a first step. However, a major limitation for generating 3D molecular models of the SLC25A protein family is the very limited amount of solved 3D protein structures that are crucial to use for proper and reliable modelling. In addition, the SLC25A proteins have different functional conformations that are challenging to be reliably predicted with current Artificial Intelligence (AI)-based systems, without ad-hoc guidance. These limitations have pushed MitoCareX to develop MITOLINE™ – a novel proprietary algorithm which outputs can be used for the generation of reliable 3D models for potentially all the 53 human mitochondrial proteins.

Mitochondrial carriers are directly linked to diverse types of malignancies (PMID 32783608) including lung cancer – the 2nd worldwide cancer in the world. Notwithstanding the emerging treatment strategies of recent years, lung cancer remains the leading cause of cancer death worldwide, with an estimated 1.8 million deaths every year. Two obstacles interfere with curative therapy of lung cancer: poor diagnosis at the early stages, and emerging drug resistance after treatment (PMID 37240224). To address the latter, a combinational therapy is needed for improved survival outcomes after chemotherapy and Epidermal Growth Factor Receptor Tyrosine Kinase (EGFR) therapy in lung cancer. Non-Small Cell Lung Cancer (NSCLC), the most common form of lung cancer, is the leading cause of cancer-related mortality accounting for 80-85% of the lung cancer cases with a 5-year survival rate of less than 25%. (PMID 37240224). NSCLC is any type of epithelial lung cancer other than small cell lung cancer (SCLC). The most common types of NSCLC are squamous cell carcinoma, large cell carcinoma, and adenocarcinoma, but there are several other types that occur less frequently, and all types can occur in unusual histological variants. Although NSCLCs are associated with cigarette smoke, adenocarcinomas may be found in patients who never smoked. The treatment landscape for NSCLC is changing quickly, as therapies initially approved for later lines are increasingly being granted approval for use in the first-line setting. While this shift enhances initial patient outcomes, it also reduces the number of effective options available once the disease progresses, highlighting a pressing need for new treatments in subsequent lines of therapy.

The MitoCareX target protein is associated with worse overall survival in lung Adenocarcinoma including in lung Adenocarcinoma with mutated EGFR. Therefore for targeting NSCLC, MitoCareX aims to demonstrate that the inhibition of this protein with its drug candidate could overcome drug resistance of EGFR therapies and possibly of chemotherapy by sensitizing lung adenocarcinoma cells to therapies. Furthermore, to the knowledge of MitoCareX - current published inhibitors targeting MitoCareX target protein fail to demonstrate necessary drug like properties and hence could not be progressed towards clinical trials. Based on the above, MitoCareX decided to direct its efforts towards finding promising chemical scaffolds that can efficiently target its protein of interest and influence the disease progression of NSCLC patients.

The Global Market

1.	Mitochondria-related therapies – Mitochondria-based small molecule therapies aim to restore, enhance, or modulate mitochondrial functions to treat diseases where mitochondrial dysfunction plays a central role. The global market for mitochondria-based therapies is poised for significant growth due to the rising prevalence of mitochondrial and metabolic disease, emergence of biomarkers and non-invasive diagnostic tools, as well as advanced computational tools. This target was valued at approximately USD 400.5 million in 2023, projected to reach USD 779.4 million by 2032, with a CAGR of ~7.7% (www.growthplusreports.com).

2.	3D Protein Structure Analysis – the primary goal of 3D protein structure analysis is to determine the spatial configuration of proteins at atomic or near-atomic resolution. This structural insight may be critical for: deciphering biological functions and mechanism of diseases, designing targeted drugs and therapies, and developing precision medicine applications. 3D structural data enables structure-based drug design (SBDD), improving the efficiency of pharmaceutical R&D by identifying binding pockets, predicting protein–ligand interactions, and guiding lead optimization. In addition, there is a growing demand for accurate structural models for applications such as antibody design and enzyme engineering. The market is experiencing strong growth due to expanding drug discovery pipelines, integration of AI-based protein prediction tools, and advances in imaging and computational technologies. Protein structure analysis market: USD 1.26 billion in 2023, expected to grow to USD 2.5 billion by 2030 with a CAGR of ~10% (ww.verifiedmarketreports.com).

3.	Lung cancer – The rising incidence of lung cancer worldwide is a key factor driving the market. According to the Lung Cancer Research Foundation, an estimated 238,340 individuals in the U.S. were diagnosed with lung cancer in 2023. Over a lifetime, 1 in 16 people develop the disease, affecting 1 in 16 men and 1 in 17 women. Increasing smoking rates in certain regions, along with environmental factors such as air pollution and occupational hazards, have contributed to this trend. MitoCareX target gene is associated with worse overall survival in lung adenocarcinoma, which is a subtype of NSCLC and develops from the epithelial cells in the lungs. Lung adenocarcinoma treatments include chemotherapy, targeted small molecules, and immunotherapy. According to market research by Grand View Research (www.grandviewresearch.com), the global lung adenocarcinoma treatment market size was estimated at USD 6.08 billion in 2024 and is projected to grow at a CAGR of 10.7% from 2025 to 2030. The market is driven by several factors, such as the rising number of lung cancer cases, advancements in targeted therapies and immunotherapies, increased awareness and screening efforts, and more investment in research and development. Furthermore, the treatment landscape for NSCLC is undergoing a remarkable transformation, driven by the success of therapies initially approved for later line use that are now earning label expansions into the first line setting. This shift is most notably seen among those with EGFR or ALK mutations, as well as patients without actionable driver mutations through the use of immune checkpoint inhibitors (ICIs).However, this front-line success brings new challenges: as more patients benefit from targeted treatments earlier in their disease course, the options available upon progression become increasingly limited, particularly in the second-line setting. This unmet need is especially pronounced in patient subgroups where sequential use of drugs within the same class (such as EGFR inhibitors or chemotherapy), may not be successful. Rewardingly, this dynamic presents a compelling opportunity for innovative therapies that can address the growing demand for effective later-line treatments and reshape the ongoing efforts in NSCLC.

6

4.

Pancreatic Cancer – Pancreatic cancer is a relatively infrequent but highly lethal malignancy, with an estimated 511,000 new cases worldwide in 2022 and projections of roughly 565,000 new diagnoses globally in 2025 as incidence continues to rise with population aging. It represents about 4-5% of all cancer cases and a similar proportion of cancer deaths, reflecting its persistently poor prognosis. Standard management is stage-dependent and typically includes surgical resection when feasible, combined with systemic chemotherapy and, in selected settings, radiation therapy. For advanced or metastatic pancreatic ductal adenocarcinoma, first-line systemic standards of care remain FOLFIRINOX and gemcitabine plus nab-paclitaxel, which demonstrated survival benefits over gemcitabine monotherapy and continue as chemotherapy backbones. Targeted and immune therapies are increasingly used in biomarker-defined subsets (for example, MSI-H/dMMR, BRCA1/2 and other DNA damage repair alterations) and are a major focus of late-stage clinical development.

The global pancreatic cancer treatment market is currently estimated at around USD 3.8 billion in 2025 and is forecast to grow to approximately USD 14.4 billion by 2034, implying a compound annual growth rate (CAGR) of about 16% over 2026-2034 (Fortune Business Insights, Pancreatic Cancer Treatment Market Size, Share & Growth, 2024–2034). Other analyses of therapeutics and diagnostics combined report high single- to mid-teens growth (CAGR ~712%) through 2030-2031, underscoring strong expansion from a relatively small base. Key growth drivers include increasing incidence in aging populations, broader use of combination chemotherapy, and the anticipated uptake of novel targeted and immuno-oncology agents, while the overall prognosis remains poor and underscores substantial unmet medical need.

5.

Inflammatory diseases - Inflammatory and inflammatory metabolic diseases represent one of the fastest-growing therapeutic areas in global pharma, with the global anti-inflammatory drugs market projected to increase from about USD 122-124 billion in 2024 to roughly USD 275 billion by 2034, corresponding to an estimated compound annual growth rate (CAGR) of approximately 8-8.5% (Towards Healthcare, “Anti-Inflammatory Drugs Market to Attain $274.79 Bn by 2034). Within this landscape, small-molecule immunomodulators are a major growth segment: one recent forecast estimates the small-molecule immunomodulators market at about USD 187.7 billion in 2025, projected to exceed USD 350 billion by 2035, implying a CAGR of just over 6.5% from 2026 to 2035 and highlighting strong and sustained demand for oral, targeted immunomodulatory therapies (Small Molecule Immunomodulators Market – Global Size, Growth Analysis & Forecast 2025–2035).

Metabolic disorder therapeutics, which include key inflammatory metabolic conditions such as diabetes, obesity, and related syndromes, are likewise expanding. The global metabolic disorder therapeutics market was estimated at approximately USD 77.2 billion in 2024 and is expected to reach about USD 120.7 billion by 2030, reflecting a CAGR of around 7.8% between 2025 and 2030.

Platform and Pipeline

Since 2022, MitoCareX has been developing and improving diverse types of platforms to serve its drug discovery needs:

1.	MITOLINE™ – a major challenge for SLC25A related drug discovery is the very limited amount of solved 3D protein structures (e.g., by x-ray crystallography) that can often ignite computer aided drug discovery campaigns. While homology modeling remains a useful approach for understanding the structure and function of SLC25A mitochondrial carriers, it is limited by template availability, conformational diversity, and membrane protein complexity. Indeed, SLC25A proteins undergo two major conformational changes during substrate translocation: the cytosolic (c-) conformation, which opens toward the cytosol, and the matrix (m-) conformation, which opens toward the mitochondrial matrix. However, of the 53 human SLC25A family members, high-resolution structures are available in the c-conformation for only two carriers-ADP/ATP carrier and Uncoupling Protein 1-and in the m-conformation for only one: the ADP/ATP carrier. These multiple conformations make the modelling of mitochondrial carriers more complex even for AI based tools. To address this challenge, MitoCareX has developed MITOLINE™ – an algorithm used by the company to perform accurate multiple sequence/ structure pairwise alignments which could then be used for generating reliable 3D comparative models of potentially all 53 mitochondrial carrier proteins. MITOLINE™ based 3D comparative models of mitochondrial carriers can be used for the study of ligand binding, substrate translocation mechanism, and for the characterization of yet uncharacterized mitochondrial carriers. Importantly, MITOLINE™ relies on specific sequence/structure pairwise alignment based on specific anchor points used for building the pairwise alignment. These anchor points consist of residues highly conserved in all the members of the family, despite the great variety of translocated substrates and the low percentage of identical residues observed among different subfamily members (i.e., nucleotide and dinucleotide transporters, amino acid transporters, and organic acid transporters).

Left panel: Illustration of proper modelling of specific amino acid sequences of a mitochondrial carrier as generated following utilizing the MITOLINE™ algorithm (top left) as compared to alternative modelling generated by an AI based tool (bottom left). Pink amino acids – taken from a crystallized structure used as a template to lead 3D comparative modeling; yellow amino acids – 3D comparative model generated by an AI-based tool; black amino acids – 3D comparative model predicted by using the pairwise alignment built by MITOLINETM. Right panel: A complete 3D protein model of a mitochondrial carrier generated based on the specific sequence/structure pairwise alignment obtained by MITOLINE™.

2.	Advanced Computational Platform – MitoCareX has built an advanced cloud-based computational chemistry platform with specific architecture that allows it to:

A.	Utilize MITOLINE ™ as a first step towards generating reliable 3D models for its protein of interests belonging to the SLC25A family.
B.	Utilize massive compute power (CPUs/GPUs) for performing virtual screening experiments (e.g., docking experiments) and related calculations using millions of small molecules. The aim of such experiments, for example, is to recognize hit molecules that virtually interact with a protein of interest.
C.	Utilize algorithms and dedicated softwares for analyzing data.
D.	Implement Machine Learning (ML) based models for further improving its virtual screening results.
E.	Re-dock known inhibitors in template structures used for building 3D comparative models.

Illustration of MitoCareX’s virtual screening workflow process by utilizing its computational platform. The 3D model of its protein of interest was generated following the specific sequence/structure pairwise alignments based on the proprietary algorithm MITOLINE™. The drawn molecules are only for illustration purposes

3.	Novel In-Vitro Screening Platforms – To biologically validate its results, MitoCareX has developed or optimized a few advanced in vitro screening platforms: 1. A novel cell based assay that detects the changes in the intracellular status of a main signaling protein, downstream to MitoCareX’s protein of interest. Utilizing this assay, it is possible to differentiate between active vs. inactive molecules. 2. Real time mitochondrial assay that is monitoring the activity of physiologically active mitochondria in the presence of drug candidates. These two complementary in-vitro systems allow MitoCareX to rapidly detect and validate potential true ‘hit’ molecule candidates while excluding false positive results. Out of the top eighty (80) molecules that were virtually predicted by MitoCareX to bind its protein of interest and further screened in vitro – a few molecules were validated to be biologically active. 3. Cell free assay using proteoliposomes combined with in-house developed Biolayer Interferometry (BLI) method. Using this method allows MitoCareX to measure important binding parameters which are crucial for the prioritization of its screened small molecules during the validation and development stages. 4. Acceptable toxicity and Drug Metabolism and Pharmacokinetics (DMPK) methodologies.

MitoCareX’s in-vitro workflow for validating and advancing compounds

4.	Advanced 3D NSCLC tumor spheroid systems – To test the efficacy of MitoCareX’s developed compounds, MitoCareX has been generating 3D spheroid systems for diverse types of NSCLC and pancreatic cells lines with different genetic backgrounds. Utilizing 3D spheroid systems better mimic the 3D tumor structure and microenvironment. Furthermore, working with 3D samples is highly important in cancer metabolism since it was shown in numerous amounts of studies that the 2D culture system doesn’t represent the metabolic activity and gene expression patterns as compared to tumor cells (PMID 28615311).

An example of a 3D spheroid system generated by MitoCareX using 4X magnification. The spheroids are derived from the NSCLC cancer cell line H358

MitoCareX’s product is an anti-cancer small molecule therapeutics (ACSMT) that inhibits a mitochondrial SLC25A protein that was found to be significantly involved in diverse types of cancers including NSCLC and pancreatic cancer. The company aims to develop a New Chemical Entity (NCE), based on its hit compound 1 that was identified as an active compound by the company in a non-biased computational manner and confirmed to have anti-cancerous activity, in-vitro. Regarding treating NSCLC patients – MitoCareX expects that its final lead product will be clinically tested initially for previously treated advanced NSCLC patients, which is the most meaningful underserved segment in this type of cancer. Its efforts are focused on demonstrating in-vitro efficacy in a few areas:

●	Overcoming drug resistance of EGFR inhibitors by sensitizing lung adenocarcinoma cells to EGFR therapies.

●	Overcoming drug resistance of chemotherapy by sensitizing lung adenocarcinoma cells to platinum-based chemotherapies.

In addition to hit compound 1 based derivatives that MitoCareX is developing and progressing, the company is routinely performing new virtual & in- vitro screenings to recognize additional chemical scaffolds as potential anti-cancer therapeutics, targeting the same protein of interest. Finding alternative active chemical scaffolds may serve as a backup series to the hit compound 1-based series.

Strategy

Internal Pipeline Development -

MitoCareX mission is to develop efficacious metabolic-based therapies targeted at mitochondrial transport proteins belonging to the SLC25A family. To accomplish this mission, MitoCareX leverages its unique expertise in computational chemistry, and structural biology, for developing and progressing its most promising drug candidates for treating inflammatory metabolic diseases as well as resistant cancers with a current focus on NSCLC and pancreatic cancer. As a first stage, MitoCareX harnessed MITOLINE™ to generate reliable 3D model structures for its protein of interest. Next, utilizing its cloud-based, computational chemistry platform, MitoCareX performed virtual screening campaigns initially with ~3.3 million molecules trying to identify potential binders to its protein of interest. Indeed, MitoCareX has identified a few virtual binders out of which a few were shown to have biological activity, in-vitro. Next, MitoCareX prioritized hit compound 1 for further development. Hit compound 1 demonstrates reasonable drug like properties while its chemical scaffold provides an opportunity for high oral bioavailability and reduced in vivo clearance rates. In parallel, MitoCareX performs in-vitro efficacy evaluations of hit compound 1 and hit compound 1 based derivatives as potential standalone treatments or as combinational therapy for inflammatory metabolic diseases’ patients as well as NSCLC and pancreatic cancer patients with defined genetic backgrounds. From the perspective of NSCLC, the combinations are done with either Tyrosine Kinase Inhibitors (TKIs) or platinum-based medicines. If found to be successful, this approach is novel since currently there are no FDA approved drugs targeting MitoCareX’s protein of interest, to MitoCareX’s knowledge. Currently, MitoCareX is progressing a hit-to-lead medicinal chemistry campaign aimed at optimizing the structure of hit compound 1.

While partnerships will drive early revenue, selected assets may be co-developed or out-licensed at later stages, enhancing monetization flexibility. Such components may include:

●	Upfront payments
●	Development and/or Regulatory Milestones
●	Sales Milestones
●	Royalties following FDA approval

Commercialization of MITOLINE™ –

While MITOLINE™ is routinely used by MitoCareX for its drug discovery purposes, the commercialization of MITOLINE™ is structured to generate near- and long-term revenue streams while expanding MitoCareX Bio’s reach through strategic partnerships with pharmaceutical and biotechnology companies. The Company may adopt a hybrid licensing model that leverages upfront fees, performance-based milestone payments, and downstream royalties from partner-developed therapeutics. A few models may include:

1. Licensing and Strategic Partnerships

MitoCareX may license access to MITOLINE™ on a target-class or indication-specific basis, enabling pharmaceutical partners to identify new drug candidates efficiently. A few possibilities may include:

●	Upfront Licensing Payments: strategic partners will pay an upfront licensing fee per collaboration, depending on the therapeutic area, exclusivity, and target scope.
●	Platform Access Tiering: Tiered access will allow smaller biotech partners to use MITOLINE™ under a lower upfront fee model with increased backend royalties, supporting wider adoption and early validation of the platform across a range of indications.

2. Milestone-Linked Revenues Partners will pay development, regulatory, and commercial milestones aligned with the progress of candidate programs derived from MITOLINE™ inputs:

●	Preclinical Milestones for validated hit nomination and lead series optimization.
●	Clinical Development Milestones - Phase I through Phase III
●	Regulatory Milestones for successful NDA/BLA filings and FDA approval.
●	Commercial Launch Milestones upon first commercial sale in key markets (U.S., EU, Japan).

3. Royalty fee on Approved Therapeutics

MitoCareX Bio may receive royalties on net sales of FDA-approved therapeutics discovered using MITOLINE™. This royalty structure should be aligned with industry benchmarks for computational discovery platforms and reflects MITOLINE™’s novelty.

●	Higher royalty tiers may apply where MitoCareX contributes significant preclinical validation or compound optimization beyond algorithmic target nomination.
●	MitoCareX Bio may also retain co-development rights or profit-sharing options in selected programs, particularly in oncology and inflammatory metabolic disease indications aligned with the Company’s internal pipeline priorities.

History and Team of MitoCareX

MitoCareX Bio is a drug discovery company dedicated to the development of therapeutics targeting mitochondrial carrier proteins (SLC25A family) in cancer and inflammatory metabolic diseases. MitoCareX Bio was founded in February 2022 based on successful proof-of-concept experiments that were performed in the UK prior to the establishment of the company. MitoCareX’ s former investors, SciSparc Ltd., a specialty clinical-stage pharmaceutical company focusing on the development of therapies to treat disorders and rare diseases traded on NASDAQ, has conducted due diligence on MitoCareX and decided to invest $1.7M in the company, with several investment milestones that have already been met.

In February 2022 – the company was founded and received 700,00$ for equity to begin its activities.

In February 2023 – the company met its first milestone – the establishment of its advanced cloud-based computational platform. For this, the company received 400,000$ for equity.

In May 2023 – the company announced the development of its proprietary algorithm MITOLINETM for the generation of sequence/structure pairwise alignments and reliable 3D mitochondrial carrier protein models and included that as part of its computational platform.

In November 2023 – the company met its second milestone – development of diverse in vitro screening platforms, related to mitochondria, for the discovery, validations and progression of anti-cancer inhibitors, targeting its protein of interest. For this, the company received an additional 600,000$ for equity. In addition, the company has successfully performed in silico screening (i.e., virtual screening) and identified hit compound 1 as a hit molecule (i.e., virtual binding with reasonable affinity to its protein of interest), out of millions of small molecules. Hit compound 1 was further validated as a positive hit molecule using the company’s diverse in-vitro screening platforms. Furthermore, using several cancer cell lines with diverse genetic backgrounds, the company demonstrated that hit compound 1 is an anti-cancer molecule. In February 2024, MitoCareX filled out two provisional patent applications in the USA which are based on its hit molecule hit compound 1. In February 2025, MitoCareX withdrew its provisional patent applications because its latest scientific results did not support prosecuting the provisional patent applications.

MitoCareX’s computational 3D modelling capability combined with its virtual screenings and diverse in vitro screening capabilities are found at the core of the company’s technology. To meet its challenges, MitoCareX Bio has assembled a professional team uniting experienced scientists with a proven track record including:

Dr. Alon Silberman – Co-Founder, Chief Executive Officer, Chief Scientific Officer and a Board member of MitoCareX. Dr. Silberman is a biological chemist with a strong interdisciplinary background in both chemistry and biology. Following his PhD in medicinal and biological chemistry he pursued a full postdoctoral fellowship at the Weizmann Institute of Science focusing on Cancer Metabolism and Drug Discovery. After spending a few successful years as a Senior Scientist in the biotech industry, he led the fundraising for the establishment of MitoCareX Bio. At MitoCareX Bio he leads, guides and manages all the scientific programs as well as correspondence with potential investors.

Prof. Ciro Leonardo Pierri (University of Bari, Italy) – Co-Founder and advisor to MitoCareX. Prof. Pierri is a world expert in the field of Mitochondrial Carrier proteins. He is an expert biochemist who combines mitochondrial related approaches with computational chemistry methodologies. Prof. Pierri routinely advises the company on different aspects including cell free assay systems and biochemistry related to mitochondrial carriers.

Dr. Adi-Zuloff-Shani – a Board member of MitoCareX. Dr. Zuloff-Shani is a highly accomplished biotech leader, bridging deep scientific knowledge in immunology with executive experience. Dr. Zuloff-Shani has over 20 years of experience in advancing therapeutics within highly regulated environments. She has been the CTO at SciSparc Ltd. (NASDAQ: SPRC) since Feb 2016, where she advanced products across varied CNS indications. In addition, she has been the CEO of Clearmind Medicine Inc. (NASDAQ: CMND) since July 2021, spearheading the development of novel psychedelic-derived therapeutics targeting various addictions, weight loss and metabolic disorders.

Mitochondrial Carriers (SLC25A protein family) – a unique class of drug targets in cancer

Mitochondria are key metabolic hubs regulating many processes in health and disease. Despite the role of mitochondria in cancer initiation and progression is widely studied, much remains to be elucidated. The Mitochondrial Carrier family (SLC25A protein family) is the largest group of solute carriers (i.e., transporters; PMID 32455902) translocating a variety of metabolites, nucleotides, and cofactors across the highly selective inner mitochondrial membrane. Transporters of this family are extensively shown to be significantly involved in different types of malignancies such as cervical (PMID 22227854), prostate (PMID 23047795), hepatocellular carcinoma (PMID 19140237), breast (PMID 23642734), colon (PMID 27451147), pancreas (PMID 24440978), as well as including a direct cross talk with the tumor microenvironment. Mitochondrial carriers are considered unique drug targets due to the following reasons:

●	Several SLC25A transporters show selective cancer expression patterns which make them suitable for targeted therapy
●	Many SLC25A transporters are non-redundant which may reduce the risk of compensation from other family members
●	Some small molecule inhibitors have shown preclinical efficacy

IRON
Mitochondrial dynamics
Apoptosis
VITAMINS
SLC25A46
MTCH2
MFRN1
J
MFRN2
R
Q
SAMC
TPC
I
MFT
CoAC
Iron cluster and heme maturation
H⁺
UCP2
Crista
N
DIC
H_2O
O_2
H⁺
Lipid, sterol synthesis
P
CIC
AAC1
H⁺
AAC2
A
Crista
APC1
APC2
B
APC3
APC4
PNC1
C
PNC2
NUCLEOTIDES
Mitochondrial DNA replication
MPC
TCA cycle
ADP
ATP
AAC3
H⁺
E
OGC
NADH
NADH
AAC4
Transcription
Glycolysis
AGC1
Malate-aspartate shuttle
Pi
PIC
K
GLYC
ALA synthesis
Fatty acid oxidation
Heat
H⁺
M
Translation
D
BCAC
G
MM
IM
UCP1
Deamination
Degradation
SUGAR
IS
OM
CS
L
AGC2
ORC1
ORC2
GC1
GC2
CAC
ODC
BAC
Heme synthesis
FAT
Lipid degradation
ADP/ATP exchange
F
Urea cycle
H
O
AMINO ACIDS
Degradation
PROTEIN

Schematic representation of the mammalian mitochondrion. Mitochondrial Carrier proteins are depicted in yellow. The figure is taken from PMID 32783608.

EGFR Mutations in NSCLC patients

The epidermal growth factor receptor (EGFR) is a critical molecular driver in a significant subset of NSCLC cases, particularly in adenocarcinoma histology. EGFR mutations are identified in roughly 20% of newly diagnosed NSCLC cases in the U.S. and Europe, making EGFR inhibitors the preferred first-line treatment for these patients. Mutations in the EGFR gene lead to constitutive activation of the receptor, resulting in persistent downstream signaling that promotes tumor cell proliferation, survival, and metastasis. These mutations are especially prevalent among never-smokers, women, and patients of East Asian descent, with frequencies ranging from approximately 10–15% in Western populations to up to 50% in Asian cohorts (PMID 36162323).

The identification of activating EGFR mutations has revolutionized the treatment landscape of NSCLC, enabling the use of targeted therapies that significantly outperform traditional chemotherapy in terms of response rate and progression-free survival. First-generation tyrosine kinase inhibitors (TKIs) such as gefitinib and erlotinib, and more recently, third-generation TKIs like Osimertinib, have demonstrated substantial clinical benefit for patients harboring common EGFR mutations, including exon 19 deletions and the L858R point mutation in exon 21 (PMID 37937763). Osimertinib has shown superiority in the first line setting due to its efficacy against both sensitizing and resistance mutations (e.g., T790M), as well as its ability to penetrate the central nervous system.

Despite initial success, resistance to EGFR inhibitors eventually develops in nearly all patients, presenting a major challenge in long-term disease control. This has prompted extensive research into mechanisms of resistance and the development of combination strategies and next-generation inhibitors. Nevertheless, EGFR remains a cornerstone in the molecular profiling of NSCLC and is essential for guiding personalized treatment strategies, underscoring its pivotal role in the era of precision oncology (PMID 37937763).

Synthetic Lethality – a means for precision oncology

Synthetic lethality is a concept where the combination of mutations/inhibitions in two genes leads to cell death, while a mutation/inhibition in just one of them does not (see illustrative figure below). In cancer therapy, this concept is utilized to target tumor cells harboring specific genetic mutations by inhibiting a second gene or pathway that becomes essential for the survival of these mutated cells (PMID 33795234). This approach allows for selective targeting of cancer cells, minimizing damage to normal tissues.

Cellular synthetic lethality is caused by combined alterations of gene pairs that are otherwise individually viable. The figure is taken from PMID 33795234

The most well-known application of synthetic lethality in cancer therapy involves the use of poly (ADP-ribose) polymerase (PARP) inhibitors in tumors with BRCA1 or BRCA2 mutations (PMID 25341009). These mutations impair the homologous recombination repair pathway, making cancer cells more reliant on PARP-mediated DNA repair. Inhibiting PARP in these cells leads to the accumulation of DNA damage and cell death. This strategy has been successfully implemented in the treatment of certain breast and ovarian cancers.

While synthetic lethality offers a targeted approach to cancer therapy, several challenges remain (PMID 33795234):

●	Resistance Mechanisms: Cancer cells may develop resistance to therapies exploiting synthetic lethality, necessitating combination strategies or alternative targets.
●	Tumor Heterogeneity: The genetic diversity within tumors can affect the efficacy of synthetic lethal strategies.
●	Biomarker Identification: Reliable biomarkers are needed to identify patients who would benefit most from synthetic lethal therapies.

Of importance, in the context of mitochondrial carrier proteins, a few studies have already demonstrated synthetic lethality relationships between a mitochondrial carrier and an oncogenic mutated protein. For example, SLC25A22 was shown to be a novel and potential therapeutic target in glutaminolysis addicted KRAS-mutant CRC (PMID 27451147).

Synthetic Lethality in non-small cell lung cancer – an unmet need for targeting metabolic dependencies

Lung cancer, particularly NSCLC, often has mutations in tumor suppressor genes (e.g., KRAS, TP53. STK11, KEAP1) that are hard to target directly. Synthetic lethality offers a way to target the partner gene of these mutations. Examples of key advances in synthetic lethality for NSCLC include:

1.	TMPRSS4 and DDR1 Co-Targeting – NSCLC cells deficient in TMPRSS4 exhibited heightened sensitivity to DDR1 inhibition using dasatinib. Combined knockdown of both genes led to significant cell cycle arrest and apoptosis, and enhanced sensitivity to cisplatin, indicating a promising therapeutic avenue (PMID 31659178).

2.	Overcoming EGFR Inhibitor Resistance – Resistance to EGFR inhibitors remains a significant challenge in NSCLC treatment. Synthetic lethality screens have uncovered several potential targets to overcome this resistance, including components of the NF-κB pathway, PRKCSH, CDK6, and members of the SWI/SNF chromatin remodeling complex. These findings suggest that targeting these pathways could restore sensitivity to EGFR inhibitors (PMID 28478283). See below for more detailed description regarding EGFR and synthetic lethality.

3.	Concurrent Synthetic Lethality in NRF2-Activated Tumors

NSCLC tumors with hyperactivation of the NRF2 pathway are often resistant to conventional therapies. A novel approach termed “concurrent synthetic lethality” involves co-targeting these tumors with mitomycin C (MMC) and the HSP90 inhibitor 17-AAG. This combination exploits the NRF2-driven metabolic dependencies of the cancer cells, leading to enhanced cytotoxicity (PMID 36200139).

4.	BRG1/SMARCA4-Deficient Tumors

Loss of the chromatin remodeling factor BRG1 (SMARCA4) is observed in a subset of NSCLC cases. These tumors exhibit synthetic lethality when SMARCA2, a homologous ATPase, is inhibited. Targeting SMARCA2 in BRG1-deficient tumors has shown promise in preclinical models, suggesting a potential therapeutic strategy for this NSCLC subtype (PMID 23872584).

Mutated EGFR in NSCLC – an opportunity for Synthetic Lethality based discoveries

Synthetic lethality in the context of EGFR mutations in NSCLC exploits vulnerabilities that arise from EGFR mutations, targeting a second gene or pathway that, when inhibited, leads to the selective death of EGFR-mutant cancer cells. Since EGFR mutations are present in approximately 18-20% of newly diagnosed adenocarcinoma NSCLC cases in the United States and Europe, and in these patients EGFR inhibitors are the first-line choice, finding synthetic lethal protein partners is a promising avenue for getting over EGFR related resistance.

Examples of synthetic lethality in EGFR-Mutant NSCLC:

1.	EGFR and DNA Repair Pathways: EGFR mutations can make cancer cells more reliant on specific DNA repair mechanisms, and targeting these repair pathways can lead to synthetic lethality in EGFR-mutant cells. For example, PARP inhibitors like olaparib exploit deficiencies in DNA repair caused by EGFR mutations, leading to cancer cell death (PMID 3458994).

2.	EGFR and PI3K/AKT/mTOR Pathway: The EGFR signaling pathway activates PI3K/AKT/mTOR, promoting cell survival and proliferation. Inhibition of this pathway, particularly in combination with EGFR-targeted therapies, can lead to synthetic lethality. For example, mTOR inhibitors such as rapamycin can enhance the cytotoxic effects in EGFR-mutant tumors when used in combination with EGFR TKIs like gefitinib (PMID 32953503).

3.	EGFR and Metabolic Pathways: EGFR mutations can increase cancer cells’ reliance on certain metabolic pathways, including glutamine metabolism. Targeting these metabolic dependencies using glutaminase inhibitors such as CB-839 can lead to synthetic lethality in EGFR-mutant cells (PMID 33229301).

4.	Combination of EGFR Inhibition with Other Targeted Therapies: EGFR-mutant cancers may rely on WEE1 kinase for DNA damage repair after EGFR inhibition. Combining WEE1 inhibitors with EGFR TKIs like erlotinib or gefitinib can induce synthetic lethality and enhance cancer cell death (PMID 31387179).

5.	Synthetic Lethality with Immunotherapy: EGFR mutations may alter tumor immunogenicity, and combining EGFR-targeted therapies with immune checkpoint inhibitors (such as PD-1/PD-L1 inhibitors) could induce synthetic lethality by amplifying immune responses specifically in EGFR-mutant cells (PMID 31563735).

MitoCareX approach to developing treatment for NSCLC Patients

MitoCareX considers itself to be a unique company that addresses a major problem and market gap. Resistance to platinum-based therapy together with acquired or innate resistance to EGFR TKIs is a major obstacle in NSCLC since it eventually develops in nearly all patients, presenting a major challenge in long-term disease control.

As noted earlier in the text, higher expression of the MitoCareX target gene is associated with worse overall survival in lung Adenocarcinoma and in lung Adenocarcinoma with mutated EGFR. Therefore, MitoCareX aims to demonstrate that inhibition of its protein of interest with its drug candidate could overcome drug resistance of chemotherapy and/or EGFR therapies, respectively, by sensitizing lung adenocarcinoma cells to therapies. As mentioned, current efforts are focused on demonstrating efficacy in 2 sub-segments:

●	Overcoming drug resistance of EGFR inhibitors by sensitizing lung adenocarcinoma cells to EGFR therapies.
●	Overcoming drug resistance of chemotherapy by sensitizing lung adenocarcinoma cells to platinum-based chemotherapies.

MitoCareX is developing its hit compound 1 based derivatives to be administered as single agents and/or in combination with other therapies. The rationale for a combination approach is based on the observation described above that EGFR mutations in NSCLC exploits vulnerabilities that may be synthetically lethal with MitoCareX target protein and as such may be a rewarding avenue to follow. However, despite being directly linked with a variety of malignancies including NSCLC, there are still no FDA approved drugs that specifically target MitoCareX target protein. While MitoCareX takes a novel approach, some of MitoCareX’s drug discovery and development activities are rooted in traditional small molecule drug discovery methodologies.

Bioinformatic analysis

MitoCareX analyzed the Tumor Cancer Genome Atlas (TCGA) cohort of biopsies taken from NSCLC patients and found the following important findings among others:

1.	Upregulated expression of its protein of interest is higher as compared to the adjacent healthy tissues and its upregulated expression is associated with worse patients’ survival prognosis in lung adenocarcinoma. This pointed to the possibility of applying MitoCareX’s developed compounds as a stand-alone therapy for part of the NSCLC patients.

2.	Upregulated expression of its protein of interest on the background of EGFR mutations but not on the background of non-mutated tumor samples is associated with a worse survival prognosis in lung adenocarcinoma. This pointed to the possibility of applying MitoCareX’s developed compounds for a combination therapy in EGFR mutated NSCLC cases along with EGFR inhibitors.

Left: Upregulated expression levels as compared to low expression levels of the protein of interest in lung adenocarcinoma tumor samples are associated with a worse patients’ prognosis. Upregulated expression levels of the protein of interest worsen prognosis for lung adenocarcinoma patients with mutated (middle) but not with wild type EGFR (right). “protein High” means above the averaged expression levels and “protein Low” means below the averaged expression levels. P- value <0.05 means significance.

Target Identification and Validation

Three-dimensional (3D) cell culture systems are increasingly favored over traditional two-dimensional (2D) cultures, especially in the study of cellular metabolism. In 2D cultures, cells grow on flat, rigid surfaces, leading to artificial cell polarity, distorted nutrient gradients, and atypical mechanical stresses, all of which can alter metabolic behavior (PMID 24797513). These conditions often result in metabolic profiles that do not accurately reflect in vivo physiology, with changes observed in glucose uptake, mitochondrial activity, and oxidative phosphorylation.

In contrast, 3D cultures better replicate the in vivo microenvironment by preserving natural cell–cell and cell–extracellular matrix interactions, creating realistic oxygen and nutrient gradients, and maintaining mechanical cues (PMID 27663511). As a result, cells in 3D cultures display more physiologically relevant metabolic features, including enhanced mitochondrial dynamics, altered glycolytic flux, and appropriate responses to hypoxia (PMID 24797513).

This shift is particularly important in disease models like cancer, where metabolic reprogramming is a hallmark. Studies have shown that drug responses and metabolic pathways differ markedly between 2D and 3D models, underlining the importance of using 3D systems for accurate therapeutic and mechanistic studies.

To assess the importance of its protein of interest to the growth and viability of NSCLC cells, MitoCareX chose a few NSCLC cell lines with diverse genetic backgrounds and knocked down the expression of its protein of interest using small hairpin RNAs (shRNA). Next, MitoCareX generated for each such cell line 3D spheroid structures, using its in-house established protocols. Below are representative examples showing the significant differences between control NCI-H1299 NSCLC cells vs. the comparable knockdown NCI-H1299 cells.

NCI-H1299 derived representative spheroid pictures taken with 4X magnification. Spheroids produced from knockdown cells were significantly smaller as compared to control NCI-H1299 spheroids.

Left Panel: quantification of the averaged diameter of NCI-H1299 derived spheroids from control #1, control #2, knockdown #1, knockdown #2 cells. Right panel: quantification of the averaged viability of NCI-H1299 derived spheroids from control #1, control #2, knockdown #1, knockdown #2 cells. Spheroids produced from knockdown cells were significantly smaller and less viable as compared to control NCI-H1299 spheroids. ** means p-value <0.01; *** means p-value <0.0001

The NCI-H1299 cell line was originated from a lymph node metastasis of the lung of a 43-year-old Caucasian male patient with cancer. These cells possess homozygous partial deletion of the p53 gene so that the cells do not express the p53 protein. These results may point to a direct link between MitoCareX’s mitochondrial protein of interest and the lack of p53 protein in NSCLC cells.

Another representative example of the importance of the protein of interest to the growth of NSCLC cells is exemplified using the NCI-H1975 cell line. This cell line is a human non-small cell lung cancer cell line derived from a patient with lung adenocarcinoma who previously received chemotherapy. NCI-H1975 cells are notable for harboring two critical mutations in the EGFR gene: L858R (a point mutation in exon 21) and T790M (a secondary “gatekeeper” mutation in exon 20) (PMID 2785594).

These mutations make NCI-H1975 cells particularly valuable for studying resistance to EGFR TKIs, such as erlotinib and gefitinib. The T790M mutation confers resistance to first and second generation TKIs, which has driven the development of newer inhibitors like Osimertinib (PMID 2785594).

First, like in the case of the NCI-H1299 cell line, MitoCareX knocked down the expression of its protein of interest using small hairpin RNAs (shRNA) in NCI-H1975 cells. Next, MitoCareX generated for each cell line 3D spheroid structures, using its in-house established protocol. Below are representative examples showing the significant differences between control NCI-H1975 NSCLC cells vs. the comparable knockdown NCI-H1975 cells.

NCI-H1975 derived representative spheroid pictures taken with 4X magnification. Spheroids produced from knockdown cells were significantly smaller as compared to control NCI-H1975 spheroids.

Quantification of the averaged diameter of NCI-H1975 derived spheroids from control #1, control #2, knockdown #1, knockdown #2 cells. *** means p-value <0.001; **** means p-value <0.0001

Virtual screening (In-Silico) campaigns and the discovery of hit compound 1

To discover molecules that virtually bind their protein of interest, MitoCareX utilized its cloud-based, computational chemistry platform and have taken the following steps:

●	Utilized MITOLINE™ for performing multiple sequence alignments resulting in reliable 3D molecular models of its protein of interest
●	Performed Virtual Screening campaign (e.g., docking experiments) with initially 3.3 million molecules
●	Recognized top scored ~1560 molecules (0.05%)
●	Out of the top scored 1560 molecules, initially prioritized 80 molecules (0.0024%) for further in-vitro validations

MitoCareX’s virtual screening workflow starting from millions of small molecules, ending with low amounts of prioritized molecules that are top ranked according to in-silico (virtual) predictions.

Using cell based and functional mitochondrial assays, MitoCareX has screened all the initial computationally prioritized eighty (80) molecules that were predicted to interact with its SLC25A target protein. Out of the 80 screened molecules, a few in-vitro active molecules were recognized, out of which hit compound 1 was chosen for a hit-to-lead medicinal chemistry campaigns. Below is a representative dose-response potency curve that was generated following measurement of hit compound 1 alongside a few inactive compounds using MitoCareX’s developed cell-based assay.

Hit compound 1 is a validated inhibitor of MitoCareX’s protein of interest. IC50 dose response curve using its cell-based assay in which hit compound 1 is found to be active as compared to negative compound 1, negative compound 2 that are found to be inactive.

Ongoing and near future planned activities- compound screenings, synthesis of analogs, SAR and efficacy studies

1.	Optimization of MITOLINE™ – using ensemble docking and/or molecular dynamics-based methods, generating multiple conformers of SLC25A proteins, including predicted and experimental binding parameters are among the different methods to optimize MITOLINE™.

2.	In-Silico and in-vitro screenings of different chemical scaffolds – using MITOLINE™ combined with MitoCareX’s computational platform, the company performs virtual screening campaigns and further in-vitro validations of the most promising small molecule candidates. Recognizing additional biologically active compounds targeting MitoCareX’s target protein is important to establish alternative hit series for further drug development.

3.	Synthesis of derivatives related to hit compound 1 and performing Structure Activity Relationship (SAR) studies – based on the chemical structure of hit compound 1 that was identified by MitoCareX as a promising scaffold, the company has designed and synthesized a variety of analog compounds. The analogs are currently being evaluated according to the company’s in-vitro workflow for validating and advancing promising molecules. Specifically, each compound is being evaluated and characterized in a funnel wise manner (See MitoCareX in-vitro workflow as described above), thus prioritizing the most promising molecules.

4.	Relating to the bioinformatic and in-vitro results that were demonstrated above, MitoCareX is currently evaluating in-vitro the influence of hit compound 1 with or without either FDA approved tyrosine kinase inhibitors or platinum-based medicines. On this regard, the NCI-H1975 cell line is one of the most commonly used preclinical models to study the influences of Osimertinib. Osimertinib (Tagrisso®) is a third-generation, irreversible EGFR tyrosine kinase inhibitor developed specifically to target both the sensitizing EGFR mutations (such as L858R) and the resistance-associated T790M mutation found in non-small cell lung cancer (PMID 36482474). Osimertinib has revolutionized the treatment of EGFR-mutant NSCLC, particularly in tumors with T790M-mediated resistance to first- and second-generation EGFR inhibitors (PMID 25971621). However, despite initial success, acquired resistance to Osimertinib is inevitable, typically within 10–19 months of treatment (PMID 36482474). Developing drugs that re-sensitize tumors would allow continued use of Osimertinib without needing to completely switch therapies, which often involve more toxic or less effective options. Furthermore, new agents could be used in combination with Osimertinib early (preventatively) or upon signs of emerging resistance (reactively), helping to prevent clonal evolution and resistance diversification, which are major challenges in long-term cancer control (PMID 36681369). Achieving synergistic efficacy while combining Osimertinib with MitoCareX’s developed compounds can be of great interest to MitoCareX from a development and commercial point of view. Following the evaluations described above, MitoCareX aims to test its developed compounds in a dedicated preclinical setting.

Potential addressable patient populations for hit compound 1 based future lead compounds

MitoCareX’s in-vitro results support the company’s approach of evaluating & developing small molecule treatment targeting its protein of interest for NSCLC patients with EGFR mutated backgrounds (either as a standalone treatment or in combination with TKIs). In addition, given that the protein of interest is associated with worse overall survival in lung adenocarcinoma and that platinum-based chemotherapy remains a standard first-line treatment for advanced lung adenocarcinoma, particularly for patients without specific gene mutations, MitoCareX intends to evaluate & develop its small molecule treatment combined with platinum-based chemotherapy as a promising avenue for clinical applications.

Hit compound 1 based derivatives are planned to be investigated as potential therapy in 2 sub-segments of previously treated advanced NSCLC patients (i.e., second line):

●	In NSCLC Adenocarcinoma, EGFR overexpression correlates with aggressive disease and poor prognosis, making it an optimal target for cancer therapy. The prevalence of EGFR mutations ranges from 14% to 38%. (PMID 37240224). The efficacy of EGFR-tyrosine kinase inhibitors in EGFR-mutated patients has revolutionized lung cancer treatment, with responses observed in 60–80% of patients, (PMID 36835536) yet drug resistance is a major challenge. As a result, patients often experience disease progression and relapse after initial response to therapy (PMID 37350939). Almost all EGFR TKI responders acquire drug resistance within a few years, with median progression-free survival ranging from 9.2 to 18.9 months (PMID 37240224). It is hoped that the inhibition of MitoCareX’s target transporter gene with its drug candidate would overcome drug resistance of EGFR TKI by sensitizing lung adenocarcinoma cells to EGFR therapies.

●	Chemotherapy is one of the most commonly used and primary treatment options for lung cancer (alone or in combination with immunotherapy). As most patients (77%) are diagnosed at later stages when surgery for curative intent is ineffective, platinum-based chemotherapy became one of the basic options to determine the survival and quality of life of patients. Long-term use of these anti-cancerous agents has been associated with significant side effects, including chemoresistance which is followed by tumor relapse. Nevertheless, the exact mechanisms underlying cisplatin resistance remain largely unclear, and may be related to tumor microenvironment, drug transporters, genetic and epigenetic factors (PMID 36778005). It is expected that the inhibition of MitoCareX’s target transporter gene with its drug candidate could overcome drug resistance of chemotherapy by sensitizing lung adenocarcinoma cells to platinum-based chemotherapies.

Competition

Biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies and understanding of disease etiology, intense development and commercial competition, and a strong emphasis on intellectual property. MitoCareX believes that its approach, development and commercial strategy, scientific capabilities, know-how, and experience, provide the company with competitive advantages. Nonetheless, MitoCareX expects substantial competition from multiple sources, including major biopharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions, governmental agencies, and public and private research institutions worldwide.

Company	Link to Website	Name of potential Competitive Product	Description of the Product
Relay Therapeutics, INC	https://relaytx.com/	Computational and experimental Dynamo™ platform	Relay Therapeutics’ proprietary computational drug discovery engine, designed to integrate dynamic protein motion with AI-driven drug design. Dynamo captures and models how proteins move and change shape over time

Daiichi Sankyo	https://www.daiichisankyo.com/	Patritumab deruxtecan – HE R3 Antibody-Drug Conjugates (ADC) developed with MSD granted priority review after phase 2	Patritumab deruxtecan demonstrated an objective response rate (ORR) of 29.8% in patients following disease progression with an EGFR TKI and platinum-based chemotherapy in Phase 2.

Scorpion Therapeutics	https://www.scorpiontx.com/	STX-241 – a highly selective, 4th generation EGFR inhibitor designed to address resistance to third generation EGFR inhibitors (IND enabling studies)	In Preclinical studies STX-241 demonstrated strong biochemical inhibition of EGFR double mutant kinase activity as well as strong C797S double mutant potency and selectivity vs. clinical-stage competitor benchmarks.

A few examples of potential competitors to MitoCareX

Intellectual Property

MitoCareX strives to protect the intellectual property and proprietary technology that it considers important to its business through a variety of methods. MitoCareX seeks to obtain domestic and international patent protection and endeavors to promptly file patent applications for new commercially valuable inventions as they arise to expand its intellectual property portfolio. MitoCareX also relies on proprietary know-how and trade secrets to protect certain innovations that may be important to its business and to benefit from their confidential status.

Intellectual Property Relating to Our Drug Discovery activities

MitoCareX continually assesses and refines its intellectual property strategy as it discovers and validates new ‘hit’ small molecules and make structural improvements to its hit compound 1 based derivatives. To that end, MitoCareX aims to file additional patent applications as appropriate to support its intellectual property strategy, or where MitoCareX seeks to adapt to competition or seize business opportunities.

MITOLINE™ is currently trademarked in Israel. MitoCareX currently has an application for registration of “MITOLINE™” mark in the United States.

Scope and Duration of Intellectual Property Protection

The area of patents and other intellectual property rights in the biopharmaceutical industry is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. Our patents that may be issued in the future may be challenged, narrowed, circumvented, or invalidated, which could limit our ability to stop competitors from marketing related product candidates. In addition, our competitors may independently develop similar technologies, and the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. For these and other reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any protection afforded by the patent. For this and other risks related to our proprietary technology, inventions, improvements, and product candidates.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our technology as trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements under the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our agreements with consultants, outside scientific collaborators, sponsored researchers, and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in relation to the resulting know-how or inventions.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities.

Commercialization

MitoCareX intends to retain significant development and commercial rights to our future lead compound/s and, if marketing approval is obtained, to commercialize it on its own, or potentially with a partner, in the United States and other regions. MitoCareX currently has no sales, marketing, or commercial product distribution capabilities. MitoCareX intends to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of its small molecule compounds. Future clinical data, the size of the addressable patient population, the size of the commercial infrastructure, and manufacturing needs may all influence or alter MitoCareX’s commercialization plans.

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

The renewable energy sector is well-developed in Poland, Italy, and Germany, where the Operating Entity (as defined below) operates. Numerous entities are involved in renewable energy projects leading to intense competition, featuring both large global and local companies, as well as smaller local firms specializing in specific regions. As of March 31, 2026, Solterra’s market share in the renewable energy sector in these countries is not significant.

The following describes work processes involved in the development, construction, and operation of renewable solar energy projects:

Project Development

●	Land identification and engagement with landowners: To identify suitable land for a project, a local team assesses various parameters such as location relative to a potential grid connection point, land slope and suitability for future installation of renewable energy generation facilities, site accessibility, various constraints such as soil type, flooding potential, archaeological considerations, environmental considerations, etc. Engagement with landowners typically occurs in the initial project stage through a binding agreement for obtaining rights (purchase, lease, or rental), which allows the specific entity operating per the country or region (the “Operating Entity”) to sign a final agreement at a later stage when there is greater certainty regarding the feasibility and profitability of the project.

●	Land assessment and project evaluation:

●	Planning constraints: Each country or region has planning constraints that may affect the likelihood of obtaining a building permit in the final stage of the process. The Operating Entity maps and reviews the various planning constraints based on available planning information and assess their potential impact on the construction of facilities on the designated land. Such planning constraints may exist, for example, in cases of proximity to infrastructure or roads, proximity to water sources or streams, specific guidelines for the types of facilities that can be built on the land, fire history, archaeological constraints, earthquake potential, regional drainage plans, etc.

●	Optimal facility design for the land: Based on the topography and limitations of the area, a preliminary facility is designed to assess the construction potential under the constraints and limitations, and the optimal technology for the area is selected (fixed facility, tracking facility (tracker), storage solution, etc.).

●	Assessment of a potential connection solution: The Operating Entity assesses the status of the electricity grid in the area and the options for connecting the facility to the grid according to the needs and available supply in the area, including discussions with the local grid operator. This assessment is carried out by local group employees or local consultants. Such an assessment is intended to help, among other things, evaluate connection solutions, connection costs, timelines, etc.

●	Output assessment: The Operating Entity performs an output assessment of the project based on various data and simulations. This assessment is carried out by the Operating Entity’s local team and with the help of dedicated consulting firms as needed.

●	Business plan preparation: For each project, the Operating Entity prepares a business plan based on collected information, assessments, and forecasts (including regarding output, electricity prices and sales, land costs and operating costs, taxes, financing, etc.). The Operating Entity maintains a basic business model adapted to each country according to the different regulations and tax laws. A business plan for each project is updated and maintained by the Operating Entity’s local team.

●	Risk assessment: If business, technological, or legal risks are identified in the process, an assessment of the risk level and their implications for the business plan and the project is carried out. The risks are documented by the local team and discussed with the Operating Entity’s management.

●	Decision-making regarding project advancement: After completing the project examination and evaluation process, Operating Entity’s management decides whether to continue developing the project or abandon it. The decision is made based on forward-looking information presented to Operating Entity’s management, including professional assessments, estimates, and forecasts.

●	Establishment of a project company: If it is decided to proceed with project development, the rights related to the project are transferred to a dedicated project company (SPV).

●	Development services agreement: The Operating Entity negotiates an agreement for development services if development is planned to be outsourced to external contractors. The agreement will be signed with a local subsidiary of the company in the relevant country of operation.

●	Grid Connection Solution: An application to obtain a grid connection solution in the relevant country of operation will need to be submitted to the transmission system operator (TSO) or the distribution system operator (DSO). Sometimes the solution provided differs from the solution planned in the previous stage, depending on supply and demand or the development status of the transmission grid. A grid connection solution provided for a project reflects the future connection cost as well as development costs or implications for the power line required from the facility to the connection point. If the costs significantly exceed the planned amount, the decision to proceed with development may be reassessed.

●	Completion of land rights acquisition: Land rights in exchange for payment of the agreed consideration, and registration of rights of in land registries are then required.

●	Depositing guarantees: To secure the proposed connection solution, guarantees or other collateral are required. In many cases, there is a right to a refund of the guarantees or collateral if a project is canceled and the grid connection is released.

●	Building permit: An application for a building permit based on engineering and electrical planning will need to be submitted to the relevant municipal authority. The process is subject to objections and usually requires participation in planning committee meetings to present the project and make adjustments as required by the planning committees. After obtaining a building permit, a project is ready for construction (Ready to Build). Currently, the Company’s business strategy focuses on selling projects during the development stages. Accordingly, the Company expects to sell projects prior to obtaining a building permit.

●	Project financing: The Operating Entity and/or Solterra will engage with financial institutions to provide loans for project construction financing, and maintain ongoing management of the relationships with lenders, including providing information and periodic reporting regarding compliance with milestones and financial benchmarks.

●	Power purchase agreements: Entering into a power purchase agreement, for long-term electricity sales or other alternatives according to electricity trading options in the various markets.

Project Construction and Grid Connection

●	Contracting with an engineering, procurement, construction contractor, grid connection agreement, and ancillary construction agreements.

●	Ordering and purchasing equipment.

●	Managing detailed engineering planning according to building permits.

●	Construction site management and engineering supervision.

●	Management and supervision of safety procedures at the construction site.

●	Acceptance tests and connection to the electricity grid.

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

Furthermore, the Italian government plans to hold its first auction for energy storage capacity under the MACSE mechanism in the first half of 2025. Aurora Energy Research highlighted the role of the MACSE (Mercato a Termine degli Stoccaggi) mechanism, a long-term procurement mechanism intended to incentivize the establishment of large-scale battery storage by providing a regulated revenue route for BESS projects. MACSE is intended to support large-scale deployment of storage projects to facilitate the integration of additional renewable capacity, improve grid stability and help address congestion. These auctions will focus on availability-based remuneration tariffs for a 15-year period. Quotas are expected to be allocated by region in Italy, with a particular emphasis on Southern Italy, Sicily, and Sardinia. Under MACSE, support of up to approximately 58 GWh of storage is expected by 2030, and an initial allocation of approximately 10 GWh was completed in a competitive tender in 2025. The mechanism is expected to support continued penetration of renewable energy, improve grid stability, reduce congestion and increase the value of renewable projects.

Electricity sales in Italy are currently conducted through several primary channels, including trading on the power exchange, participation in public support mechanisms (including auction-based and contract-for-difference structures), and private long-term offtake arrangements. In the photovoltaic sector, certain auction schemes are open only to projects not located on agricultural land.

One private offtake option is long-term Power Purchase Agreements (“PPAs”). These agreements typically have a term of approximately 10 years (compared to auctions with a typical sales period of 20 years). PPAs are particularly relevant for photovoltaic facilities as they allow construction on relatively inexpensive agricultural land (which is excluded from auctions).

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

Regulation and Permitting Processes for Renewable Energy Projects in Italy

The permits required for constructing renewable energy power plants vary depending on the type of facility. The following is a general overview of the permitting process required for photovoltaic facilities:

●	Securing Land Rights: The initial step typically involves securing land rights, usually through a long-term lease agreement or a right to purchase the land, contingent upon obtaining the relevant project authorizations. This agreement usually covers a development period of 2-3 years, followed by a lease agreement for at least 30 years or a land purchase agreement.

●	Grid Connection Approval: Grid connection must be facilitated through facilities owned and operated by electricity grid operators. Facilities with a capacity of up to 10 MW submit a connection request through local distributors (DSOs), who review and provide the terms, timelines, and costs for the connection. The application includes a document outlining preliminary connection conditions and another with specific and detailed conditions. This document specifies the work required by the producer and the work required by the distributor. Upon acceptance of the terms, an agreement is entered into between the producer and the distributor. Higher-capacity facilities require a similar process with the national transmission company (TSO), which usually also includes a detailed solution for connection of the project.

●	Advanced Permitting Stage: If a project qualifies for exemptions in the planning and environmental permitting process (PAS procedure, as explained below), it is considered to be in the advanced permitting stage. Otherwise, it is classified as being in the permitting stage.

●	Planning and Environmental Procedures: The planning and environmental process in Italy is divided into three possible tracks:

●	AU (Autorizzazione Unica) Procedure: This procedure parallels a full licensing process for renewable energy projects of material scale, carried out at the regional level (Regione) and, in certain cases, at the national level. The procedure involves the submission of statutory planning documents and, where required, an environmental impact assessment (VIA) to the competent environmental ministry. As part of the procedure, a Conferenza dei Servizi is convened to coordinate the process and hear the positions of the relevant stakeholders. Following the hearing and the issuance of the AU authorization, an application for a building permit must typically be submitted to the competent municipal authority, subject to local technical requirements. AU approval generally constitutes a comprehensive authorization to construct and operate the project and may replace certain separate authorizations, subject to any local technical completions as required. The AU process typically takes 18 to 24 months on average, and in complex cases may take 30 to 36 months.

●	PAUR (Provvedimento Autorizzatorio Unico Regionale) Procedure: This procedure is a unified regional authorization process that consolidates the environmental and planning aspects of the project, including, in particular, the VIA (environmental impact assessment) and related approvals, and is managed by the competent regional authority (Regione), typically through a regional or provincial committee. The procedure includes a Conferenza dei Servizi to coordinate the process and hear the positions of the relevant stakeholders. PAUR approval generally constitutes a comprehensive authorization to construct the project and may replace separate permits, subject to any local technical completions as required. Following the hearing and the issuance of the PAUR authorization, an application for a building permit must typically be submitted to the competent municipal authority. The PAUR process typically takes 18 to 24 months on average, and in complex cases may take up to 36 months.

●	PAS (Procedura Abilitativa Semplificata) Procedure: This is a simplified and expedited licensing procedure, conducted with the local municipality (Comune), which generally requires the submission of project planning documents, together with any declarations, environmental opinions, grid approvals and other supporting materials required under applicable law. If no objections or substantive requirements are raised by the competent authority within the statutory timeframe (generally up to approximately 90 days), the project may proceed under a “silent consent” principle, and the resulting approval also serves as a building permit.

The specific track a project follows depends on factors such as project size, location, and various environmental parameters.

●	Advanced Permitting Stage (Post-PAS or Similar): After completing the relevant procedure (PAS, AU, or PAUR), the project is considered to be in the advanced permitting stage, and development costs are capitalized as assets under construction in the financial statements.

●	Building Permit: If the statutory track is AU or PAUR, a building permit application must be submitted to the municipality, a process that may take 3 to 6 months.

●	Ready to Build (RTB): After completion of the relevant authorization track (PAS, AU, or PAUR, as applicable) and any required local supplemental approvals or procedures, including obtaining the building permit, the project is considered RTB.

●	Grid Connection Work Commencement Approval: Generally, the planning approval includes all necessary permits for commencing work and connection. However, if changes are required regarding the grid connection, additional approval is needed to begin connection work.

●	Operating Permit: Every renewable energy power plant with a capacity exceeding 20 kW is required to obtain an operating permit and a unique identification code for the facility.

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

Employees

As of March 31, 2026, we, together with our wholly owned subsidiary, MitoCareX, have seven full-time employees and two part time employees. Our executive officers, David Palach and Lital Barda, are responsible for the day-to-day operations of our company.

item 1a. risk factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, any one of which could have a materially adverse effect on our results of operations, financial condition or business. These risks include, but are not limited to, those listed below.

●	We have a history of operating losses and expect to incur additional losses in the future.
●	We may need to raise significant additional capital, which we may be unable to obtain.
●	We may not be successful in our efforts to complete and integrate current and/or future acquisitions, which could disrupt our current business activities and adversely affect our results of operations or future growth.
●	We may not be successful in our efforts to complete and integrate current and/or future joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth.
●	Because of our limited operating history, we may not be able to successfully operate our business or execute our business plan.
●	Our business and operations may be affected by unexpected events, including climate change conditions, which could materially harm our financial results.
●	Conditions in the global economy, including inflation and recessionary pressures, may adversely affect our business, financial condition and results of operations.
●	Increased attention to environmental, social, and governance matters and conservation measures may adversely impact our business or that of our manufacturers.
●	Our relationship with our employees could deteriorate, and certain key employees could leave, which could adversely affect our business and results of operations.
●	Our business and financial results may be adversely affected due to MitoCareX’s limited operating history, lack of revenue and history of operating losses.
●	If MitoCareX is unable to successfully develop and commercialize its anti-cancer small molecule therapeutics (ACSMT) or obtain required regulatory approvals, our business could be materially harmed.
●	We may be unable to raise the additional capital required to fund MitoCareX’s development programs on acceptable terms, or at all, which could force us to delay, limit, reduce or terminate those programs.
●	Delays or failures in MitoCareX’s early-stage pipeline, including its chemical scaffold and MITOLINE™ algorithm, could materially harm our business and our ability to achieve our strategic objectives.
●	We rely on third parties for key aspects of MitoCareX’s development, manufacturing and clinical activities, which could increase costs and delay or prevent commercialization.
●	We are subject to risks relating to portfolio concentration.
●	Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States or Israel.
●	Our business depends to some extent on international transactions.
●	If we are unable to secure and maintain patent or other intellectual property protection for the intellectual property used in our products, our ability to compete will be harmed.

●	If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unprotected know-how, our ability to compete will be harmed.
●	We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management’s attention, require us to pay damages and force us to discontinue selling our products.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products or services.
●	If we or our contractors or service providers fail to comply with laws and regulations, we or they could be subject to regulatory actions, which could affect our ability to develop, market and sell our products or future products that we may develop and may harm our reputation in our industry.
●	Regulatory reforms may adversely affect our ability to sell our products profitably.
●	Our investment in the solar energy sector is both for strategic and financial reasons but we may not realize a return on our investments.
●	Climate-related risks may adversely affect Solterra’s business and our joint venture value.
●	Regulatory and Compliance Changes may Adversely Impact Solterra’s Operations and Our Joint Venture Value.
●	Permitting and Licensing Delays may Impact Solterra’s Project Timelines and Our Joint Venture Value.
●	Fluctuations in Electricity Tariffs may Impact Solterra’s Revenue and Our Joint Venture Value.
●	Supply Chain and Contractor Disruptions may Delay Solterra’s Projects and Affect Our Joint Venture Value.
●	Equipment Malfunctions and Downtime may Impact Solterra’s Operations and Our Joint Venture Value.
●	Intense Competition in the Renewable Energy Sector may affect Solterra’s Market Share and Our Joint Venture Value.
●	Joint Venture and Partnership Risks may Affect Solterra’s Projects and Our Joint Venture Value.
●	Safety and Operational Risks may Impact Solterra’s Business and Our Joint Venture Value.
●	The evolution of our business strategy may not be successful, and we may require additional financing, have increased operational costs or other financial harm to our business and financial condition
●	Conditions in Israel, including Israel’s conflicts with Hamas and other parties in the region, as well as political and economic instability, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues.
●	We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.
●	It may be difficult to acquire jurisdiction and enforce liabilities against our officers and directors who are based in Israel.
●	If we fail to comply with the Nasdaq Capital Market listing requirements, we will be subject to potential delisting from the Nasdaq Capital Market.
●	The market price of our common stock may be highly volatile.
●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our share price to fall.
●	We may need additional capital, and the sale of additional shares or equity or debt securities could result in additional dilution to our stockholders.
●	Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted.
●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our common stock, our stock price and trading volume could decline.
●	We do not anticipate paying any cash dividends in the foreseeable future.
●	Disruptions to our information technology systems due to cyber-attacks or our failure to upgrade and adjust our information technology systems, may materially impair our operations, hinder our growth and materially and adversely affect our business and results of operations.
●	Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
●	We incur additional increased costs as a result of the listing of our common stock for trading on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.
●	We face risks related to compliance with corporate governance laws and financial reporting standards.
●	The ongoing conflict in Ukraine may result in market volatility that could adversely affect our business.
●	If we fail to implement and maintain effective internal control over financial reporting, we may be unable to report our financial results accurately or meet our reporting obligations.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of operating losses and expect to incur additional losses in the future.

We have sustained losses in recent years, which as of December 31, 2025, accumulated to $38,528,000. We are likely to continue to incur significant net losses for at least the next several years as we continue to pursue our strategy, which is currently focused on converting pilots into paying customers, following lengthy sale cycles of at least two seasons. Our losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our share price or cause us to cease operations. As discussed in Note 1 to the financial statements, as a result of these factors, there is substantial doubt about our ability to continue as a going concern.

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

If we are unable to successfully complete future acquisitions, our ability to grow our business or to operate our business effectively could be reduced, and our business, financial condition and operating results could suffer. Even if we are successful in completing acquisitions, we cannot assure that we will be able to integrate the operations of the acquired business without encountering difficulty regarding different business strategies with respect to marketing and integration of personnel with disparate business backgrounds and corporate cultures. The integration of MitoCareX, which was incorporated in February 2022, is still in progress and, we cannot assure that such process will be completed without encountering difficulties. Further, in certain cases, mergers and acquisitions require special approvals, or are subject to scrutiny by the local authorities, and failing to comply with such requirements or to receive such approvals, may prevent or limit our ability to complete the acquisitions as well as expose us to legal proceedings prior or following the consummation of such acquisitions. In some cases, such proceedings, if initiated, may conclude in a requirement to divest portions of the acquired business.

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

The recent historically high inflation in the U.S., geopolitical issues, continuous increases in interest rates, unstable global conditions and changes in exchange rates have led to global economic instability. Macroeconomic conditions may adversely affect the industries in which we operate, including the biotechnology and renewable energy sectors. Inflation, rising interest rates and volatility in global financial markets may increase our research and development expenses, raise the cost of materials and services, disrupt supply chains or limit our access to capital. In addition, higher interest rates and economic uncertainty may reduce investments in renewable energy projects and slow the pace of development and commercialization of new technologies. and could, consequently, have a material adverse effect on our business, financial condition and results of operations. Moreover, the new Trump administration has recently imposed tariffs on certain U.S. imports, and indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, and a 10% tariff on certain imports from China; China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will have on our business. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results. Changes in international trade policies, tariffs or other restrictions on imports of equipment or materials used in our technologies could also increase our operating costs or otherwise negatively affect our financial results. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Business Operations of MitoCareX

MitoCareX has no operating history.

MitoCareX is a drug discovery and development company with a current focus on oncology with a limited operating history upon which you can evaluate its business and prospects. MitoCareX commenced operations in 2022, has no products approved for commercial sale, and has not generated any revenue from the sale of its products. To date, MitoCareX has focused primarily on organizing and staffing its company, business planning, raising capital, building its proprietary computational platform, discovering potential Anti-Cancer Small Molecule Therapeutics (ACSMT), establishing its intellectual property portfolio, conducting research, establishing arrangements with third parties for the manufacture of ACSMT and supply of related raw materials, and providing general and administrative support for these operations. Its scientific approach to the discovery and development of ACSMT is unproven and MitoCareX does not know whether MitoCareX will be able to develop or obtain regulatory approval for any products of commercial value. MitoCareX has only one type of chemical scaffold of ACSMT in early development. MitoCareX has not yet completed any preclinical and clinical trials, successfully developed and validated a diagnostic test, obtained regulatory approvals, manufactured products on a commercial scale, or arranged for a third party to do so on its behalf, or conducted sales or marketing activities necessary for successful product commercialization. Consequently, any predictions made about its future success or viability may not be as accurate as they could be if MitoCareX had a history of successfully developing and commercializing biopharmaceutical products.

MitoCareX has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future. MitoCareX does not have any products approved for sale and has not generated any revenue since its inception. If MitoCareX is unable to successfully develop and obtain the requisite approval for and commercialize ACSMT, MitoCareX may never generate revenue. MitoCareX incurred net losses of $1,394,000 and $886,000 for the year ended December 31, 2025 and for the year ended December 31, 2024, respectively. As of December 31, 2025, MitoCareX had an accumulated deficit of $3,154,000. Substantially all of its losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations. ACSMT will require substantial additional development time and resources before MitoCareX would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. MitoCareX expects to continue to incur losses for the foreseeable future, and MitoCareX anticipates these losses will increase substantially as MitoCareX continues its development of, seeks regulatory approval for, and potentially commercializes ACSMT and seeks to discover and develop additional solutions as well as operate as a public company.

To become and remain profitable, MitoCareX must succeed in discovering, developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require MitoCareX to be successful in a range of challenging activities, including preclinical studies and completing clinical trials of ACSMT, discovering additional ACSMTs, obtaining regulatory approval for these and manufacturing, marketing, and selling any products for which MitoCareX may need to obtain regulatory approval. MitoCareX is in the preliminary stages of these activities. MitoCareX may never succeed in these activities and, even if MitoCareX does, it may never generate revenue that is significant enough to achieve profitability. In addition, MitoCareX has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, MitoCareX is unable to accurately predict the timing or amount of increased expenses or when, or if, MitoCareX will be able to achieve profitability. Even if MitoCareX does achieve profitability, MitoCareX may not be able to sustain or increase profitability on a quarterly or annual basis. Its failure to become and remain profitable may have an adverse effect on its value and could impair its ability to raise capital, expand its business, maintain its research and development efforts, diversify its ACSMT pipeline, achieve its strategic objectives, or even continue its operations. A decline in the value of MitoCareX could also cause you to lose all or part of your investment.

MitoCareX will require substantial additional capital to finance its operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force it to delay, limit, reduce, or terminate ACSMT development programs, MITOLINE™ related validations and optimizations, commercialization efforts or other operations.

The development of ACSMT, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive, and uncertain process. Since its acquisition in October 2025, MitoCareX’s operations have continued to consume substantial amounts of cash. The Company expects that MitoCareX’s expenses to substantially increase in connection with MitoCareX ongoing activities, particularly when MitoCareX will conduct its ongoing and planned preclinical studies and clinical trials and potentially seeks regulatory approval for its ACSMT and any future ACSMT MitoCareX may develop. If MitoCareX obtains regulatory approval for ACSMT, the Company expects that MitoCareX’s to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, MitoCareX cannot reasonably estimate the actual amount of capital necessary to successfully complete the development and commercialization of ACSMT.

The Company will need to obtain substantial additional funding to support MitoCareX’s continuing operations. The ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States, inflation, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing by the Company more difficult, more costly, and more dilutive. If additional capital cannot be raised when needed or on attractive terms, the Company could be forced to delay, reduce, or eliminate MitoCareX’s research and development programs or any future commercialization efforts, or even cease operations.

The Company may also seek to finance MitoCareX’s operations through public or private equity or debt financings or other capital sources of MitoCareX, including potential collaborations, licenses, and other similar arrangements involving MitoCareX. Such transactions could include the issuance of new equity interests in MitoCareX to third parties, which may dilute the Company’s ownership and/or the value of its investment in MitoCareX.

Its future capital requirements will depend on many factors, including, but not limited to:

● the initiation, type, number, scope, progress, expansions, results, costs, and timing of preclinical studies and clinical trials of ACSMT that MitoCareX is pursuing or may choose to pursue in the future, including the costs of any third-party products used as combination agents in its clinical trials; the costs and timing of manufacturing for ACSMT, including commercial manufacturing at sufficient scale, if any ACSMT is approved;

● the costs, timing, and outcome of regulatory meetings and reviews of ACSMT;

● the costs of obtaining, maintaining, enforcing, and protecting its patents and other intellectual property and proprietary rights;

● the costs associated with hiring additional personnel and consultants as its preclinical and clinical activities begin and increase;

● the costs and timing of establishing or securing sales and marketing capabilities if ACSMT is approved;

● its ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

● patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;

● the terms and timing of establishing and maintaining collaborations, licenses, and other similar arrangements; and

● costs associated with any products or technologies that MitoCareX may in-license or acquire.

Conducting preclinical studies and clinical trials and discovering additional potential ACSMT is a time-consuming, expensive, and uncertain process that takes years to complete, and MitoCareX may never generate the necessary data or results required to obtain regulatory approval and commercialize ACSMT. In addition, ACSMT, if approved, may not achieve commercial success. Its commercial revenue, if any, will initially be derived from sales of products that MitoCareX does not expect to be commercially available for many years, if at all.

Accordingly, MitoCareX will need to continue to rely on additional financing to achieve its business objectives. Adequate additional financing may not be available to MitoCareX on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events, or otherwise.

Raising additional capital may restrict MitoCareX’s operations, or require it to relinquish rights to its ACSMT or other technologies.

If the Company raises additional funds through future collaborations, licenses, and other similar arrangements, it may be required to cause its subsidiary, MitoCareX, to relinquish valuable rights to MitoCareX’s future revenue streams, ACSMT, intellectual property, or proprietary technology, or grant licenses on terms that may not be favorable to the Company and/or that may reduce the value of its common stock. If the Company is unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to it, the Company may be required to delay, limit, reduce, or terminate the product development or future commercialization efforts of MitoCareX, or grant rights to develop and market ACSMT that MitoCareX might otherwise prefer to develop and market itself, or on less favorable terms than would otherwise be chosen.

MitoCareX is early in its development efforts. All of its ACSMT programs are still in the preclinical or discovery stage. Its MITOLINE™ algorithm requires further validations and optimizations. If MitoCareX is unable to successfully develop, obtain regulatory approval, and ultimately commercialize any current or future ACSMT or its MITOLINE™ algorithm, or experience significant delays in doing so, its business will be materially harmed.

MitoCareX is early in its development. All ACSMT programs are still in the development stage. MitoCareX has invested substantially most of its efforts to date in developing ACSMT, identifying other potential targets for therapeutic pursuit, and continuing to develop its proprietary MITOLINE™ algorithm. MitoCareX will need to progress through first-in-human clinical trials and progress its other ACSMT programs through additional preclinical studies to enable it to submit INDs to the FDA and receive allowance from the FDA to proceed with initiating their clinical development. Its ability to generate product revenue will depend heavily on the successful development and eventual commercialization of ACSMT. MitoCareX does not expect this to occur for many years, if ever. The success of ACSMT will depend on several factors, including the following:

● successful initiation and enrollment of clinical trials, and timely completion of hit-to-lead development of its ACSMT, preclinical studies and clinical trials with favorable results;

● allowance to proceed with clinical trials for ACSMT under INDs by the FDA, or under similar regulatory submissions by comparable foreign regulatory authorities;

● the frequency and severity of adverse events observed in clinical trials and preclinical studies;

● maintaining and establishing relationships with contract research organizations (CROs) and clinical sites for the clinical development of ACSMT, and ability of such CROs and clinical sites to comply with clinical trial protocols, Good Clinical Practice requirements (GCPs) and other applicable requirements;

● demonstrating the safety and efficacy of ACSMT to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;

● successful development, validation, and regulatory approval of companion diagnostic tests for use in patient selection with ACSMT, if required;

● receipt of regulatory approvals from applicable regulatory authorities, including approvals of new drug applications (NDAs), from the FDA and maintaining such approvals;

● maintaining relationships with its third-party manufacturers and their ability to comply with current Good Manufacturing Practice requirements (cGMPs) as MitoCareX will be making arrangements with its third-party manufacturers for, or establishing its own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;

● establishing sales, marketing, and distribution capabilities and launching commercial sales of its products, if and when approved, whether alone or in collaboration with others;

● obtaining, maintaining, protecting, and enforcing any patent and trade secret protection, patent term extensions (if applicable) and/or regulatory exclusivity for ACSMT;

● maintaining an acceptable safety profile of its products following regulatory approval, if any;

●maintaining and growing an organization of people who can develop and commercialize its products; and

● acceptance of its products, if approved, by patients, the medical community, and third-party payors.

If MitoCareX is unable to develop, obtain regulatory approval for, or, if approved, successfully commercialize ACSMT, or if MitoCareX experience delays as a result of any of the above factors or otherwise, its business would be materially harmed.

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

Risks Related to Our Operations in Israel

Conditions in Israel and regional instability may adversely affect our operations.

All of our employees, including our management team, operate from locations in Israel. In addition, all of our directors are residents of Israel. Accordingly, military, political, and economic conditions in Israel may directly affect our business.

Israel has experienced, and may in the future experience, armed conflicts, terrorist activity, civil unrest, and political instability, which could disrupt our operations and supply chain. Such conditions may result in the call-up of our employees for military reserve duty for extended periods, reducing workforce availability. Armed conflict or terrorist activity may cause physical damage to our facilities or to public infrastructure, utilities, and telecommunications networks in Israel, and Israeli companies may face heightened cybersecurity threats during periods of regional tension. These disruptions could lead to increased operating costs, challenges to business continuity, risks to employee safety, and difficulties in delivering products and services in a timely manner. In addition, counterparties to our agreements may assert force majeure claims based on security conditions in Israel, which could affect our ability to meet contractual obligations or enforce the obligations of others.

Regional instability and armed conflict may have broader adverse effects on economic and financial conditions in Israel, including effects on credit markets, currency valuation, inflation, and labor markets. Prolonged conflicts have in the past required significant mobilization of military reservists, including personnel employed in the sector in which we operate, which may affect workforce availability across the industry. Such conditions may also result in credit rating changes for Israel, which could adversely affect access to capital and general business conditions.

Our commercial insurance does not cover losses resulting from war or terrorist attacks. While the Israeli government has in the past provided compensation for certain damages caused by such events, we cannot assure you that such government compensation programs will continue, or if continued, will be sufficient to compensate us fully for any losses incurred. As of the date of this report, the impact of regional security conditions on our results of operations and financial condition has not been material; however, such impact could increase and may become material if conditions deteriorate. Any significant losses or damages incurred by our Israeli operations as a result of armed conflict, terrorist activity, or related instability could have a material adverse effect on our business, financial condition, and results of operations.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in shareholders’ equity.

We have in the past fallen out of compliance with certain continued listing standards including the minimum bid price requirement although we have subsequently been able to regain compliance. No assurance however can be given that we will continue to be in compliance with the continued listing requirements of the Nasdaq Capital Market. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

Item 2. properties

We lease office space in Miami, Florida. We renewed our lease in December 2025 for one year until December 2026, with an option to renew it for an additional one-year term. Our current monthly rent payment is $703.

Additionally, laboratory and office facilities used by our subsidiary MitoCareX are located at the Daren Labs facility in Ness Ziona, Israel. Pursuant to a services agreement extended in October 2025, MitoCareX leases laboratory and office space consisting of several laboratory and office rooms. The agreement is in effect through October 31, 2026. The current monthly payment for the use of these facilities is approximately NIS 33,250 (approximately $10,400) plus VAT.

Our former commercialization and manufacturing operations, which are classified as discontinued operations, were conducted at Neve Yarak (Israel) where we lease approximately 230 square meters of space to run our trials. The lease expired on August 31, 2025, and was extended for an additional one-year period, until August 31, 2026. Our current monthly rent payment is NIS 7,000 (approximately $2,200).

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

Market Information

Our common stock was traded on the Nasdaq Capital Market under the symbol “SVFD” until March 18, 2024, and thereafter under the symbol “NITO” until February 25, 2026. In connection with our name change on February 26, 2026, our stock began trading under the symbol “NXTS”. The last reported sales price of our common stock on Nasdaq on March 30, 2026, was $0.625 per share.

Holders

As of March 30, 2026, there were 183 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have two equity compensation plans: the 2018 Equity Incentive Plan and the 2022 Share Incentive Plan. The following table provides information regarding our equity compensation plans as of December 31, 2025.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2018 Plan	517	$812.05	641
2022 Plan	146,779	$7.54	864,700
Total equity compensation plans approved by stockholders	147,296	$819.59	865,341
Equity compensation plans not approved by security holders	-	-	-

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan (the “2018 Plan”) provides for the grant of incentive stock options to employees of our company, including officers and directors, and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock or cash awards as the board of directors determine, to our employees, directors and consultants. 641 shares of common stock were reserved for issuance under the 2018 Plan.

2022 Share Incentive Plan

The 2022 Share Incentive Plan (the “2022 Plan”) provides for the grant of incentive stock options and nonqualified stock options, restricted shares of common stock, restricted stock units and other share-based awards to any employee, director, officer, consultant, advisor and any other person or entity who provides services to our company or any parent, subsidiary, or affiliate. 864,700 shares of common stock are reserved for issuance under the 2022 Plan.

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

On July 31, 2023, our board of directors and on October 2, 2023, our stockholders approved an amendment to the 2022 Plan to increase the number of shares of common stock authorized for issuance under the 2022 Plan by an additional 26,531 shares from 4,082 shares to 30,613 shares of our common stock. On September 9, 2024, our board of directors approved and on November 13, 2024, our stockholders approved an amendment to the 2022 Plan to further increase the number of shares of common stock authorized for issuance under the 2022 Plan by an additional 314,286 shares to 344,899 shares of our common stock and on December 16, 2025, our stockholders approved an amendment to the 2022 Plan to further increase the number of shares of common stock authorized for issuance under the 2022 Plan by an additional 750,000 shares to 1,094,899 shares of our common stock

Recent Sales of Unregistered Securities

There were no sales of common stock equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by us.

Issuer Purchases of Equity Securities

During the year ended December 31, 2025, we did not purchase any of our equity securities.

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

Overview

MitoCareX is a drug discovery company dedicated to the development of cancer therapeutics by targeting the mitochondrial carrier family (SLC25A protein family) with a specific focus on one undisclosed SLC25A protein of interest. The company’s core technology and know-how relate to structural biology combined with computational chemistry – a knowledge that can be utilized for potentially each of the 53 protein members belonging to the SLC25A family (i.e., a platform-based drug discovery company). MitoCareX’s current focus is on Non-Small Cell Lung Cancer (NSCLC) therapeutics however it may consider other oncology and non-oncology indications in the future. MitoCareX’s mission is to be the foremost biopharma company that develops and delivers transformative metabolic-based therapies that improve and extend the lives of patients.

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

During 2025, the Company underwent significant changes to its business operations. In April 2025, the Company completed the sale of its NTWO OFF Ltd. operations. In addition, during 2025, the Company classified its Save Foods operations as held for sale and discontinued operations. Accordingly, the results of these operations are presented separately in the consolidated financial statements and are not included in the discussion of continuing operations below.

As a result of these changes, the Company’s consolidated financial statements for the periods presented have been reclassified to conform to the current presentation, and therefore may not be directly comparable to prior periods. Unless otherwise indicated, the discussion below relates to the Company’s continuing operations.

Recent Developments

Save Foods Transaction

On January 13, 2026, we entered into the SF Agreement with Voice Assist. Pursuant to the SF Agreement, at the Closing we transferred to Voice Assist all of the ordinary shares of Save Foods owned by us, representing approximately 98% of the issued and outstanding share capital of Save Foods (the “SF Shares”), free and clear of any encumbrances. The SF Agreement contains customary representations, warranties, covenants and closing conditions for transactions of this type.

On the terms and subject to the conditions set forth in the SF Agreement, the consideration delivered by Voice Assist to us for the SF Shares consist of the issuance at Closing to us of that number of shares of common stock of Voice Assist, par value $0.001 per share, that represented 19.99% of Voice Assist shares of common stock on a fully-diluted basis, calculated as of immediately following the closing of the SF Agreement.

We also entered into a Services Agreement with Voice Assist (the “SF Services Agreement”), pursuant to which we provide non-exclusive general advisory, support, collaboration and related services to Voice Assist from time to time.

On the terms and subject to the conditions set forth in the SF Services Agreement, the consideration to be delivered by Voice Assist to us consists of (i) deferred cash consideration in an aggregate amount of $1,000,000, payable solely from future Voice Assist equity and/or debt financing transactions completed during the five-year period beginning on the execution date of the SF Services Agreement, in installments equal to no less than 5% and no more than 15% of the gross proceeds actually received by Voice Assist in each such financing, with each installment payable within 20 days after Voice Assist’s receipt of such proceeds, subject to an aggregate cap of $1,000,000; (ii) ongoing royalty consideration equal to 75% of the gross profit generated from “New Future Projects” (as defined in the Services Agreement) during the first three years following such execution date, 15% of such gross profit generated during years four through ten following such date, and 5% thereafter, in each case calculated as set forth in the SF Services Agreement; and (iii) an amount equal to 75% of any “Ecolab Gross Proceeds” (as defined in the Services Agreement) actually received by Voice Assist, Save Foods or their respective affiliates in respect of the “Ecolab Claim,” in each case as defined and on the terms set forth in the SF Services Agreement.

The SF Services Agreement will remain in effect through calendar year 2026, and we may, in our sole discretion, extend the SF Services Agreement from time to time until we have received the full amount of the consideration payable to us under the SF Services Agreement.

Issuances to Directors

On December 23, 2024, our board of directors, upon the recommendation of our compensation committee and following the non-binding advisory approval by our stockholders at their annual meeting held on November 13, 2024, issued an aggregate of 18,574 shares of common stock under the 2022 Plan.

There were no issuances of equity securities to directors during the year ended December 31, 2025.

On February 9, 2026, we issued 116,286 shares of common stock to the chairman of the board of directors.

Results of Operations

Operating Expenses

Our current operating expenses consist of four components - research and development expenses, general and administrative expenses, change in fair value of contingent consideration and depreciation and amortization.

Research and Development Expenses, net

Our research and development expenses consist primarily of professional fees and other related research and development expenses such as field tests.

The following table sets forth the breakdown of research and development expenses:

	Year Ended December 31
	2025	2024
Salaries and related expenses	$121,000	-
Subcontractors	54,000	-
Laboratory and field tests	4,000	-
Total	$179,000	$-

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

The following table sets forth the breakdown of general and administrative expenses:

	Year Ended December 31
	2025	2024
Professional services	$2,091,000	$1,791,000
Share based compensation	2,386,000	1,055,000
Salaries and related expenses	36,000	-
Legal expenses	337,000	218,000
Insurance	138,000	157,000
Registration fees	83,000	52,000
Other expenses	38,000	10,000
Total	$5,109,000	$3,283,000

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31
	2025	2024
Operating expenses:
Research and development expenses	(179,000)	-
General and administrative expenses	(5,109,000)	(3,283,000)
Change in fair value of contingent consideration	1,136,000	-
Depreciation and amortization	(78,000)	-
Operating loss	(4,230,000)	(3,283,000)
Finance expenses, net	(1,545,000)	(252,000)
Other income	1,811,000	428,000
Changes in fair value of an investment in an associate measured under the fair value option	351,000	(1,212,000)
Net loss before tax	(3,613,000)	(4,319,000)
Income taxes	18,000	-
Net loss from continuing operation	(3,595,000)	(4,319,000)
Net loss from discontinued operations	(561,000)	(1,028,000)

Net loss	(4,156,000)	(5,347,000)
Less: Net loss attributable to non-controlling interests	152,000	154,000
Net loss attributable to the Company’s stockholders	(4,004,000)	(5,193,000)
Loss per share from continuing operations (basic)	(3.04)	(22.25)
Loss per share from discontinued operations (basic)	(0.50)	(5.49)

Total loss per share (basic)	(3.54)	(5.49)
Weighted average number of shares of common stock outstanding- basic	1,132,707	187,215

Loss per share from continuing operations (diluted)	(8.11)	(22.25)
Loss per share from discontinued operations (diluted)	(0.50)	(5.49)
Total loss per share (diluted)	(8.61)	(27.74)
Weighted average number of shares of Common Stock outstanding -diluted	1,288,249	187,215

Research and Development Expenses

Research and development expenses consist of Salaries and related expenses, service providers’ costs, related materials and overhead expenses. Research and development expenses for the year ended December 31, 2025 were $179,000, compared to no research and development expenses for the year ended December 31, 2024. The increase was attributable to research and development activities following the acquisition of MitoCareX in October 2025, including personnel-related expenses and costs associated with its ongoing development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, salaries and related expenses including share based compensation and other non-personnel related expenses, including legal expenses and directors and officers insurance costs. General and administrative expenses for the year ended December 31, 2025 were $5,109,000, an increase of $1,826,000, or 56%, compared to general and administrative expenses of $3,283,000 for the year ended December 31, 2024. The increase was primarily attributable to higher share-based compensation to our employees and service providers, as well as increased professional services and legal expenses, partially offset by a decrease of insurance costs.

Change in fair value of contingent consideration

Change in fair value of contingent consideration for the year ended December 31, 2025 was a gain of $1,136,000. The gain is related to the contingent cash and equity consideration recognized in connection with the acquisition of MitoCareX in October 2025. The fair value of the contingent consideration is remeasured at each reporting date, and changes in fair value are recognized in the statement of operations. The gain was primarily attributable to a decrease in the estimated fair value of the contingent consideration, mainly driven by a decline in the Company’s share price.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2025 was $78,000, compared to $0 for the year ended December 31, 2024. The increase was attributable to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX in October 2025 as part of the purchase price allocation.

Financing expenses, Net

Financing expenses, net for the year ended December 31, 2025 was $1,545,000, an increase of $1,293,000, or 513%, compared to financing expenses of $252,000 for the year ended December 31, 2024. The increase is mainly a result of an increase in financing income related to changes in the fair value of PIPE’s warrant liability and credit facility.

Income taxes

Income tax benefit for the year ended December 31, 2025 was $18,000. The tax benefit in 2025 was primarily attributable to a reduction in deferred tax liabilities, and does not reflect taxable income generated from operations. The decrease in deferred tax liabilities was primarily related to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX, which resulted in a corresponding income tax benefit.

Net Loss from continued operations

Net loss from continued operations for the year ended December 31, 2025 was $3,595,000, compared to $4,319,000 for the year ended December 31, 2024, a decrease of $724,000, or 17%.

Net loss from discontinued operations

Net loss from discontinued operations for the year ended December 31, 2025 was $561,000, compared to $1,028,000 for the year ended December 31, 2024. The net loss from discontinued operations relates to the Company’s former Save Foods business, which was classified as discontinued operations during 2025.

The 2025 results include operating losses associated with this business, partially offset by a gain recognized in connection with the sale of the Company’s NTWO OFF Ltd operations in April 2025. The 2024 results include operating losses of both the Save Foods and NTWO OFF Ltd businesses.

Total Net Loss

As a result of the foregoing, our total net loss for the year ended December 31, 2025 was $4,156,000, compared to $5,347,000 for the year ended December 31, 2024, a decrease of $1,191,000, or 22%.

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

The cost of the transactions settled with capital instruments is recognized in profit or loss together with a corresponding increase in the equity over the period in which the performance and/or service takes place, and ending on the date on which the relevant employees are entitled to the benefits (the “Vesting Period”). The aggregate expense recognized for transactions settled with capital instruments at the end of each reporting date and until the Vesting Period reflects the degree to which the Vesting Period has expired. The expense or income in profit or loss reflects the change in the aggregate expense recognized as of the end of the reported period.

Liquidity and Capital Resources

Since our inception through December 31, 2025, we have funded our operations, principally with the issuance of equity and debt.

As of December 31, 2025, we had cash and cash equivalents of $3,832,000, as compared to $1,923,000 as of December 31, 2024. As of December 31, 2025, we had a working capital of $4,580,000, as compared to $2,560,000 as of December 31, 2024. The increase in our cash balance is mainly attributable to cash provided by financing activities. During 2025, the Company completed the sale of its NTWO OFF Ltd operations and classified its Save Foods business as held for sale and discontinued operations. Accordingly, the results of these operations are presented separately in the consolidated statements of operations, and prior period balances have been reclassified to conform to the current presentation. Cash flows related to these discontinued operations are disclosed in the notes to the consolidated financial statements. The Company does not expect discontinued operations to have a material impact on its liquidity and capital resources.

The table below presents our cash flows for the periods indicated:

	Year Ended December 31
	2025	2024
Net cash used in operating activities	$(3,808,000)	$(3,419,000)

Net cash used in investing activities	(3,233,000)	(1,889,000)

Net cash provided by financing activities	8,856,000	3,047,000

Effect of exchange rate changes on cash and cash equivalents	(11,000)	(8,000

Increase (decrease) in cash and cash equivalents and restricted cash	$1,804,000	$(2,269,000)

Operating Activities

Net cash used in operating activities was $3,808,000 for the year ended December 31, 2025, as compared to $3,419,000 for the year ended December 31, 2024. Cash used in operating activities primarily reflects the Company’s net loss, adjusted for non-cash items, including share-based compensation, issuance of shares to employees and service providers, changes in the fair value of contingent consideration and other financial instruments, and gains from standby equity purchase agreements. The increase in net cash used in operating activities was also affected by changes in working capital, including changes in accounts payable and other liabilities, which include amounts related to discontinued operations.

Investing Activities

Net cash used in investing activities was $3,233,000 for the year ended December 31, 2025, as compared to net cash used in investing activities of $1,889,000 for the year ended December 31, 2024. The increase in cash used in investing activities was primarily attributable to investments in renewable energy projects, including a solar photovoltaic joint venture project, loans granted, and cash used in the acquisition of MitoCareX.

Financing Activities

Net cash provided by financing activities was $8,856,000 for the year ended December 31, 2025, as compared to $3,047,000 for the year ended December 31, 2024. The increase was primarily attributable to proceeds from standby equity purchase agreements of $4,151,000, proceeds from a PIPE agreement, proceeds from the exercise of warrants under the PIPE agreement, and proceeds from a promissory note. These increases were partially offset by repayments of credit facilities and promissory notes.

Financial Arrangements

On July 23, 2023, we entered into a purchase agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to purchase up to $3,500,000 of common stock, for 40 months from the date of the purchase agreement. The price of the shares to be issued under the Purchase Agreement was 94% of the lowest volume-weighted average price of the common stock for the three days prior to the delivery of each of our advance notices subject to certain limitations, including that the Investor cannot purchase a number of shares that would result in it beneficially owning more than 4.99% of our outstanding shares of common stock. We may request the Investor to advance up to $700,000 of the $3,500,000 commitment amount, with such advances to be evidenced by a promissory note. We cannot request any such advances after January 31, 2024.

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

On May 12, 2025, we entered into a purchase agreement with the Investor, pursuant to which the Investor committed to advance us an aggregate principal amount of up to $3,000,000 in two closings of up to $1,500,000 each, subject to the filing and effectiveness of a new registration statement registering the resale of the shares issuable under the Standby Equity Purchase Agreement dated December 22, 2023 (the “SEPA”). In connection with each closing, we will issue the Investor a promissory note in the principal amount advanced, which will bear interest at 8% per annum and mature 12 months from issuance. Beginning 60 days after issuance, we will repay each note in ten equal monthly installments of $150,000 of principal plus accrued interest, which installments may be paid, at our option, in cash or by submitting an advance notice under the SEPA, or any combination thereof. We paid the Investor a structuring fee of $15,000 and agreed to issue 675,675 shares of our common stock to the Investor as commitment shares. on July 25, 2025, we entered into an amendment to the purchase agreement with the Investor. Pursuant to the amendment, among other things, the promissory notes to be issued pursuant to the purchase agreement were revised to reflect extended payment terms and certain other modifications as agreed upon by the parties. On August 12, 2025, pursuant to the terms and conditions of the May 12, 2025 purchase agreement, as amended, the Investor advanced $1,500,000 to us and we issued a promissory note to the Investor in the principal amount of $1,500,000.

On October 1, 2024, we entered into a facility agreement with L.I.A. Pure Capital Ltd. (“Pure Capital”) for a credit facility of up to EUR 6,000,000 (the “Facility Agreement”). In connection with the Facility Agreement, we issued Pure Capital a five-year warrant to purchase up to 1,850,000 shares of our common stock at an exercise price of $1.00 per share. On December 5, 2024, Pure Capital agreed, pursuant to a waiver agreement, not to exercise the warrant until we obtain stockholder approval, and waived the requirement under the Facility Agreement to file a resale registration statement within 75 days of October 1, 2024, instead permitting such registration statement to be filed within 30 days after such stockholder approval is obtained.

On December 10, 2024, we entered into a securities purchase agreement with certain investors for gross proceeds of approximately $1,500,000 in a private placement. In the private placement, we issued an aggregate of 6,250,000 units and pre-funded units at a purchase price of $0.24 per unit (less $0.00001 per pre-funded unit), with each unit consisting of one share of common stock or a pre-funded warrant and a one and a half common warrant to purchase one share of common stock. We also entered into a registration rights agreement pursuant to which we agreed to file a resale registration statement covering the shares issued in the private placement and the shares issuable upon exercise of the warrants.

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of December 31, 2025, we had an accumulated deficit of $38,557,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the report date.

We believe that our existing capital resources will be sufficient to support our operating plan through the first quarter of 2027; however, there can be no assurance of this. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including each of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, each of our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded, based on its assessment, that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other information

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part iii

Item 10. Directors, Executive Officers and corporate governance

The following table sets forth information regarding our executive officers, key employees and directors as of the date hereof:

Directors and Executive Officers

Name	Age	Position

Amitay Weiss (6)	64	Chairman of the Board of Directors

David Palach	60	Chief Executive Officer

Lital Barda	39	Chief Financial Officer

Ronen Rosenbloom (1) (2) (3) (4) (5)	54	Director

Israel Berenstein (1) (2) (4) (5)	54	Director

Eliahou Arbib (1) (2) (3) (4) (7)	59	Director

Udi Kalifi (1) (3) (7)	47	Director

Liat Sidi(1)(6)	51	Director

Asaf Itzhaik(1)(6)	53	Director

(1)	Independent Director

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of Class I with a term ending at the 2028 annual meeting of stockholders.

(6)	Member of Class II with a term ending at the 2026 annual meeting of stockholders.

(7)	Member of Class III with a term ending at 2027 annual meeting of stockholders.

Amitay Weiss, Director

Mr. Weiss has served as a member of our board of directors since August 2020 and as our chairman of the board of directors since May 24, 2021. Mr. Weiss also serves as a director in other public companies, including Solterra Energy since 2022, Arazim Investments Ltd. since 2020, Upsellon Brands Holdings Ltd. since 2020, Viewbix, Inc. since 2022, Jeff’s Brands Ltd. since 2022, and the Tomer Ltd., an Israeli governmental company since 2024. Mr. Weiss also serves as Chairman of the Board of Automax Motors Ltd., since 2021, Clearmind Medicine Inc., since 2019, SciSparc Ltd. since 2020, ParaZero Ltd. since 2022, Charging Robotics, Inc. since 2022, and Maris Tech Ltd. since 2023. In April 2016, Mr. Weiss founded Amitay Weiss Management Ltd., an economic consulting company and serves as its chief executive officer. Mr. Weiss also serves as chief executive officer of Gix Internet Ltd. since September 2022 (and served as a director since 2019, until 2022). Mr. Weiss holds a B.A in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B. from the Ono Academic College. We believe that Mr. Weiss is qualified to serve on our board of directors because of his diverse business, management and leadership experience.

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

Liat Sidi, Director

Ms. Sidi has served as a member of our board of directors since November 12, 2023. Ms. Sidi has served as manager of the accounting department for Foresight Autonomous Holdings Ltd. (Nasdaq and TASE: FRSX) since 2010. Additionally, since 2010, Ms. Sidi has served as an accountant at Sidi Liat Accounting Services, and since February 2025, has provided accounting services to Total Finance Ltd. Since August 2020, Ms. Sidi has served as a director of SciSparc Ltd. (Nasdaq: SPRC), and from October 2023 until January 2024 Ms. Sidi has served as a director of Plantify (TSXV: PTFY), and since November 2024 served as a director of Polyrizon Ltd (Nasdaq: PLRZ) Ms. Sidi previously served as an accountant for Panaxia Labs Israel Ltd. (TASE: PNAK) from 2015 to 2020 and as an accountant for Soho Real Estate Ltd. from 2015 to 2016. Ms. Sidi also served as an accountant for Feldman-Felco Ltd. from 2006 to 2010 and as an accountant for Eli Abraham Accounting Firm from 2000 to 2006. Ms. Sidi completed tax, finance and accounting studies at the Ramat Gan College of Accounting. Ms. Sidi is a certified public accountant in Israel. We believe Ms. Sidi is qualified to serve on our board of directors due to her extensive finance experience and experience with publicly traded companies.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal, conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Our audit committee consists of Udi Kalifi, Eliahou Arbib and Ronen Rosenbloom, with Udi Kalifi serving as chair. Each member of our audit committee meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Udi Kalifi will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our website at https://nexentistech.com/.

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

Our nominating and corporate governance committee consists of Ronen Rosenbloom, Israel Berenstein and Eliahou Arbib, with Ronen Rosenbloom serving as chair. Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our website at https://nexentistech.com/.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving the compensation of our chief executive officer and other executive officers;

●	reviewing and making recommendations to the board of directors regarding director compensation; and

●	appointing and overseeing any compensation consultants.

Our compensation committee consists of Ronen Rosenbloom, Israel Berenstein and Eliahou Arbib, with Israel Berenstein serving as chair. Our board has determined that Ronen Rosenbloom, Israel Berenstein and Eliahou Arbib meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq Rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our website at https://nexentistech.com/.

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

Delinquent Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership of changes in ownership with the SEC. Based solely upon a review of copies of such reports and representations received from the Reporting Persons, we believe that during the year ended December 31, 2025, the Reporting Persons timely filed all such reports.

Code of Ethics

We adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, https://nexentistech.com/. In addition, we post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders, filed with the SEC on December 16, 2025.

item 11. Executive Compensation

Clawback Policy

Following the SEC’s approval of Nasdaq’s proposed clawback listing standards, under Rule 10D-1, which directed companies to adopt and comply with a written clawback policy, to disclose and file the policy as an exhibit to its annual report, we adopted a clawback policy on November 12, 2023, as filed as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table sets forth certain information concerning the compensation awarded to, earned by, or paid to our chief executive officer and our other executive officer who received annual remuneration in excess of $100,000 during 2025 (each a “Named Executive Officer”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)		All other compensation ($)
David Palach	2025	112,189	17,500	266,640	(1)	-	-	396,329
Chief Executive Officer	2024	91,092	15,000	87,840	(2)	-	-	193,932

Lital Barda	2025	120,150	-	133,320	(3)			253,470
Chief Financial Officer)	2024	84,122	7,500	43,920	(4)	-	-	135,542

(1)	Represents 17,143 shares of common stock at $15.55 per share issued on May 12, 2025.
(2)	Represents 9,143 shares of common stock at $9.45 per share issued on September 12, 2024.
(3)	Represents 8,572 shares of common stock at $15.55 per share issued on May 12, 2025.
(4)	Represents 4,572 shares of common stock at $9.45 per share issued on September 12, 2024.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for our Named Executive Officers outstanding as of December 31, 2025.

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

Consulting Agreement with Lital Barda

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

Director Compensation

Summary Compensation Table

The following table sets forth the compensation we paid our non-executive directors during the fiscal year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Amitay Weiss	144,718	-	-	144,718
Eliahou Arbib	47,200	-	-	47,200
Udi Kalifi	47,200	-	-	47,200
Israel Berenstein	47,200	-	-	47,200
Ronen Rosenbloom	47,200	-	-	47,200
Asaf Itzhaik	47,200	-	-	47,200
Liat Sidi	47,200	-	-	47,200

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters

Security Ownership of Certain Beneficial Owners and Management

The table below provides information regarding the beneficial ownership of our Common Stock as of March 31, 2026 of (i) each of our current directors, (ii) our Chief Executive Officer and our other executive officers, (iii) all of our current directors and executive officers as a group, and (iv) each person (or group of affiliated persons) known to us to own more than 5% of our outstanding Common Stock.

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

The percentage of shares of Common Stock beneficially owned is based on 5,111,362 shares of Common Stock outstanding as of March 31, 2026.

Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and the address for each beneficial owner listed in the table below is c/o Nexentis Technologies, Inc., Pinhas Sapir St. 3, Kiryat HaMada, Ness Ziona 7403626, Israel.

	Number of Shares Beneficially Owned		Percentage Beneficially Owned
5% or more stockholders:
L.I.A. Pure Capital Ltd.(1)	320,204	(2)	6.19%
SciSparc Ltd.(3)	490,751	(4)	9.60%
Dr. Alon Silberman(5)	478,542	(6)	9.32%
Directors:
Amitay Weiss	129,144		2.53%
Eliahou Arbib	1,844		*
Udi Kalifi	1,958		*
Israel Berenstein	1,844		*
Ronen Rosenbloom	1,844		*
Liat Sidi	1,429		*
Asaf Itzhaik	1,429		*
Executive Officers:
David Palach	129,144		2.53%
Lital Barda	63,470		1.26%
All directors and executive officers as a group (9 persons)	333,006		6.52%

*Less than 1%

(1)	Kfir Silberman, Chief Executive Officer, sole director and control shareholder of Pure Capital, has sole voting and dispositive power over the shares held by Pure Capital. The address of Pure Capital is 20 Raoul Wallenberg, Tel Aviv Israel, 6971916.

(2)	Includes 260,131 shares held directly by Mr. Silberman and 60,073 shares issuable upon currently exercisable warrants subject to a 9.99% beneficial ownership limitation.

(3)	SciSparc Ltd. has sole voting and dispositive power over the shares. The address of Scisparc Ltd. is 20 Raoul Wallenberg, Tel Aviv, Israel, 6971916.

(4)	Includes 490,751 shares held directly by SciSparc Ltd.

(5)	Dr. Alon Silberman, an individual and the Chief Executive Officer of MitoCareX, a wholly owned subsidiary of the Company. The address of Dr. Silberman is 40 Gordon Street, Givatayim, Israel, 5322709.

(6)	Includes 454,127 shares held directly by Dr. Silberman and 24,415 shares issuable upon currently exercisable RSUs.

Change in Control

With respect to the MitoCareX Agreement, the MitoCareX Agreement closing was completed on October 20, 2025. We may be required to issue up to an additional 25% of our common stock upon the achievement of specific milestones as defined in the MitoCareX Agreement, which could result in a change of control, as the Sellers may collectively hold a significant portion of our outstanding capital stock. The eligibility to receive these additional shares will terminate on December 31, 2028, if the respective milestones specified in the MitoCareX Agreement are not achieved by that date.

Except for the foregoing, we are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

Item 13. Certain relationships and related transactions, and director independence

Related Party Transactions

The following is a description of transactions since January 1, 2024, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Plantify Securities Exchange

On November 15, 2024, we entered into debt settlement agreement with Plantify, pursuant to which Plantify issued the 2,420,848 of its common shares (the “Settlement Shares”) to us and we released and discharged Plantify from all claims, demands, obligations and damages arising under or related to the Debt and released the shares of Plantify’s subsidiary, Peas of Bean Ltd., the collateral securing the convertible debenture. Following issuance of the Settlement Shares, we owned approximately 65% of Plantify’s outstanding shares. We currently own approximately 8.3% of Plantify Foods Inc following a private placement.

Asaf Itzhaik and Israel Berenstein, directors of the Company are members of the board of directors of Plantify.

MitoCareX Agreement

On October 20, 2025, we closed the MitoCareX Agreement. Alon, one of the Sellers and the chief executive officer of MitoCareX, is the brother of Kfir Silberman, the owner of Pure Capital, a 5% stockholder of and a lender to the Company. Each of Amitay Weiss and Liat Sidi, board members of the Company, also serve as board members of SciSparc, a Seller, under the MitoCareX Agreement. At the closing, we paid SciSparc $700,000 in cash and issued shares of our common stock to the Sellers as part of the consideration for the acquisition of MitoCareX.

Under the MitoCareX Agreement, the Sellers will be entitled, collectively, to 30% of the gross proceeds of any financing by the Company within five years of the closing up to $1,600,000.

MitoCareX Loans

On each of December 22, 2024, March 12, 2025, May 22, 2025, and August 17, 2025, we entered into loan agreements with MitoCareX and Pure Capital. Pursuant to the August 17, 2025, loan agreement, we agreed to loan $372,000 to MitoCareX, and Pure Capital agreed to guarantee the repayment of such loan. On May 22, 2025, the terms of the December 22, 2024 and the March 12, 2025, loans were extended by 180 days. Pure Capital is owned by Kfir Silberman, the brother of Alon, the chief executive officer of MitoCareX.

Solterra Transactions

On June 30, 2024, we entered into a loan agreement (the “Loan Agreement”) with Solterra and other lenders signatory thereto, pursuant to which such lenders committed to loan Solterra an aggregate principal amount of €500,000 (€375,000 of which was committed by us), with interest accruing on the principal at the rate of 7% per annum, to be paid annually beginning June 30, 2025. If the loan is not converted or repaid in full within nine months from the closing date of Solterra’s merger currently expected to occur with AI Conversation Systems Ltd., then the interest rate will increase from 7% to 12% per annum. On October 28, 2025 the Company entered into an amendment to the Loan Agreement, pursuant to which the accrued interest through June 30, 2025 was added to the loan principal and bears interest from that date.

In connection with the Loan Agreement, on July 31, 2024, we entered into a loan and partnership agreement (the “Loan and Partnership Agreement”) with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG (the “Partnership”), Solterra, and other lenders signatory thereto (collectively, the “Lenders”), pursuant to which the Lenders committed to loan the Partnership an aggregate principal amount of €2,080,000 (€1,560,000 of which was committed by us).

On June 23, 2025, in accordance with Addendum No. 1 to the Partnership Loan and Partnership Agreement, the Lenders provided €25,000 in additional funding and on September 8, 2025, the Partnership entered into Addendum No. 2 to the Partnership Loan and Partnership Agreement, pursuant to which the Lenders agreed to provide additional funding in the aggregate principal amount of €600,000.

On December 24, 2025, the Partnership, Solterra, and other lenders (“New Lenders”), entered into additional Loan Agreement, pursuant to which the New Lenders agreed to provide additional funding in the aggregate principal amount of €280 thousands (the “Principal Loan Amount”), of which the Company committed €210 thousands (approximately $219). The Principal Loan Amount bears interest at a rate of 7% per annum and has a contractual maturity of 24 months. The loan is intended to be repaid in full until the project reaching ready-to-build (“RTB”) stage. In addition, the New Lenders are entitled to receive 85% of the reduced development fee payable to the developer upon achievement of the RTB milestone, with the remaining 15% payable to Solterra.

Amitay Weiss, also serves as a member of the board of directors of Solterra Energy, the parent company of Solterra.

On November 27, 2024, we acquired 100,000 shares of Solterra Energy for a total consideration of NIS 300,000 (approximately $82,000). Subsequently, on December 31, 2024, we acquired an additional 167,000 shares of Solterra Energy for a total consideration of NIS 501,000 (approximately $137,000).

Amitay Weiss, a director of the Company, also serves as a board member of Solterra Energy.

Pure Capital

On October 1, 2024, the Company entered into a facility agreement with Pure Capital for financing of up to EUR 6,000,000 (the “Pure Capital Credit Facility”), EUR 2,000,000 of which may be used to finance one project in Germany, and the remaining EUR 4,000,000 for any other projects subject to pre-approval by the Pure Capital. Interest under the Pure Capital Credit Facility will accrue at the rate of 7% per annum and is payable in advance by the Company and deducted from each drawdown for a period of twenty-four months. The Pure Capital Credit Facility will terminate on the earlier of the drawdown of all of the EUR 6,000,000 or five years from the date of the facility agreement (the “Drawdown Period”). The Company must repay amounts borrowed under the Pure Capital Credit Facility from the proceeds derived from the pre-approved projects or 33% of the proceeds from other Company financing transactions during the Drawdown Period. Thereafter, any unpaid amount may be paid from any other sources. In addition, under the facility agreement, the Company agreed to issue the Pure Capital a five-year warrant (the “Warrant”) to purchase 52,858 shares of its common stock (the “Warrant Shares”), with an exercise price of $3.5 per share. The Warrant Shares will be exercisable immediately after the issuance. Furthermore, the exercise price and number of Warrant Shares are subject to adjustments upon the issuance of common stock, issuance of options, issuance of convertible securities and stock combination events, as detailed in the Warrant. In the event of a fundamental transaction, as detailed in the Warrant, the successor entity will be required to assume the Company’s obligations under the Warrant. The Pure Capital may also request the Company to buy back the Warrant for its Black Scholes Value in cash. As of March 31, 2026, drawdowns of approximately EUR 1,249,194 and repayments of approximately EUR 1,014,750 were made under the Facility Agreement.

PAR-1234567890 Pure Capital has agreed, pursuant to a waiver agreement with the Company, dated December 5, 2024 (the “Waiver Agreement”), not to exercise the Warrant until the Company has obtained stockholder approval (the “Stockholder Approval”). On September 25, 2025, we held a special general meeting of stockholders in which the Stockholder Approval was obtained. The Facility Agreement also provides that the Company is required to file a resale registration statement with the Commission within 75 days of the date of the Facility Agreement. Pursuant to the Waiver Agreement, Pure Capital agreed that such resale registration agreement will be required to be filed within 30 days from the date that Stockholder Approval is obtained. Stockholder Approval was obtained at our special general meeting of stockholders held on September 25, 2025.

From January 1, 2024, through March 3, 2026, the Company issued an aggregate of 230,000 shares to Pure Capital for consulting services provided to the Company. An additional 409 shares are held by Kfir Silberman, the owner of Pure Capital.

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

Item 14. Principal accounting fees and services

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Somekh Chaikin, a member firm of KPMG International, who has served as our independent registered public accounting firm for years ended December 31, 2025 and December 31, 2024.

Services	2025	2024
Audit fees (1)	$215,000	$212,000
Audit related fees (2)	-	-
Tax fees (3)	34,000	45,000
All other fees (4)	-	-
Total fees	$249,000	$257,000

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance and tax advice.
(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our board of directors.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee approves our audit and non-audit services. The auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered.

Part IV

Item 15. exhibits, financial statement schedules

Exhibit No.	Exhibit Description
3.1.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective as of June 12, 2019 (incorporated by reference to Exhibit 3.3 to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on December 11, 2019)
3.1.3	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., effective as of November 24, 2020 (incorporated by reference to Exhibit 3.1.3 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
3.1.4	Certificate of Amendment of the Certificate of Incorporation of Save Foods, Inc., dated February 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2021)
3.1.5	Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of March 16, 2021 (incorporated by reference to Exhibit 3.1.1 to our Registration Statement on Form S-3 filed with the SEC on July 15, 2022)
3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Save Foods, Inc., effective as of October 5, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 5, 2023)
3.1.7	Articles of Incorporation of Save Foods, Inc., dated November 3, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.1.8	Certificate of Amendment to Articles of Incorporation of Save Foods, Inc., effective as of March 15, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2024)
3.1.9	Certificate of Amendment to the Amended and Restated Articles of Incorporation of N2OFF, Inc., effective as of September 3, 2025 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2025)
3.1.10	Certificate of Amendment to Amended and Restated Articles of Incorporation of N2OFF, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 25, 2026)
3.2.1	Amended and Restated Bylaws of Save Foods, Inc. (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2022)
3.2.2	Bylaws of Save Foods, Inc., adopted November 11, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 12, 2024)
3.3.1	Certificate of Merger filed with the Secretary of State of the State of Delaware, dated November 6, 2023 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
3.3.2	Articles of Merger filed with the Secretary of State of the State of Nevada, dated November 6, 2023 (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to our Annual Report Form 10-K filed with the SEC on April 1, 2024).
4.2	Form of Promissory Note from the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2023)
4.3	CDN $1,500,000 Debenture, dated April 4, 2023, incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K filed with the SEC on April 6, 2023)
4.4	Promissory Note issued by the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2023)
4.5	Form of Promissory Note from the Company to YA II PN Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2023)

10.1+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the SEC on September 26, 2019)
10.2+	Services Agreement, dated October 10, 2018, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.4 our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.3+	Services Agreement, dated January 15, 2019, by and between Pimi Agro Cleantech Ltd. and NSNC Consulting Ltd. (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.4+	Addendum No. 1 to Services Agreement, dated March 28, 2019, by and between Pimi Agro Cleantech Ltd., Dan Sztybel and Dan Sztybel Consulting Group Ltd. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.5	Non-Exclusive Commission Agreement, dated September 22, 2020, by and among Save Foods, Inc. and Earthbound Technologies, LLC (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.6	Distribution Agreement, dated September 22, 2020, by and among Save Foods Ltd. and Safe-Pack Products Ltd. (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.7	Securities Purchase Agreement, dated September 23, 2020, by and among Save Foods, Inc. and Medigus Ltd. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.8+	Consulting Agreement, dated November 6, 2020, by and between Save Foods, Inc. and S.T. Sporting (1996) Ltd. (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed with the SEC on March 16, 2021)
10.9	Underwriting Agreement, between ThinkEquity LLC, a division of Fordham Financial Management, Inc., as representative of the several underwriters, and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022)
10.11+	The Save Foods, Inc. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 30, 2022)
10.12	Stock Exchange Agreement, by and among Save Foods, Inc., Save Foods Ltd., Yaaran Investments Ltd., and NewCo, Ltd., dated July 11, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on July 12, 2023)
10.13	First Amendment to Stock Exchange Agreement, dated July 24, 2023, by and among Save Foods, Inc., Save Foods Ltd., Yaaran Investments Ltd., and NewCo, Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 28, 2023)
10.14	Standby Equity Purchase Agreement, dated July 23, 2023, by and between Save Foods, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2023)
10.15	Securities Exchange Agreement, dated March 31, 2023, between Plantify Foods, Inc. and Save Foods, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Save Foods with the SEC on April 6, 2023)
10.16	Second Amendment to Stock Exchange Agreement, dated August 13, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 16, 2023)
10.17	Agreement of Merger between Save Foods, Inc., a Delaware corporation and Save Foods, Inc., a Nevada corporation, dated November 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2023)
10.18	Standby Equity Purchase Agreement, dated December 22, 2023, between Save Foods, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2023)
10.19	First Amendment to Save Foods, Inc. 2022 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on April 1, 2024).

10.20	Facility Agreement, dated October 1, 2024, between L.I.A. Pure Capital Ltd. and the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.21	Warrant, dated October 1, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.22	Debt Settlement Agreement, dated November 15, 2024, between Plantify Foods, Inc. and the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 18, 2024).
10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 10, 2024).
10.24	Form of Registration Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 10, 2024).
10.25	Waiver Agreement, between the Company and L.I.A. Pure Capital Ltd., dated December 5, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC. on December 10, 2024).
10.26	Loan Agreement dated December 22, 2024, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 26, 2024),
10.27	Shareholders Agreement, dated February 10, 2025, among the Company, Solterra Brand Services Italy SRL and SB Impact 4 Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on February 28, 2025).
10.28	Securities Purchase and Exchange Agreement, dated February 25, 2025, among the Company, MitoCareX Bio Ltd., SciSparc Ltd., Dr. Alon Silberman and Prof. Ciro Leonardo Pierri (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on February 26, 2025).
10.29	Loan Agreement dated March 12, 2025, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2025),
10.30	Share Purchase Agreement, dated April 9, 2025, between the Company, NTWO OFF Ltd. and Yaaran Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on April 10, 2025)
10.31	Purchase Agreement, dated as of May 12, 2025, between the Company and the YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on May 13, 2025).
10.32	First Amendment to Securities Purchase and Exchange Agreement, dated February 25, 2025, among the Company, MitoCareX Bio Ltd., SciSparc Ltd., Dr. Alon Silberman and Prof. Ciro Leonardo Pierri, dated May 18, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on May 22, 2025).
10.33	Loan Agreement, dated May 22, 2025, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC. on May 22, 2025).
10.34	Amendment to Loan Agreement, dated December 22, 2024, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC. on May 22, 2025).
10.35	Amendment to Loan Agreement, dated March 12, 2025, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC. on May 22, 2025).
10.36	Second Amendment to Securities Purchase and Exchange Agreement, dated February 25, 2025, among the Company, MitoCareX Bio Ltd., SciSparc Ltd., Dr. Alon Silberman and Prof. Ciro Leonardo Pierri, dated July 23, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on July 24, 2025).
10.37	First Amendment to Purchase Agreement, dated as of May 12, 2025, between the Company and the YA II PN, Ltd., dated July 25, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on July 28, 2025).

10.38	Promissory Note, dated as of August 12, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on August 14, 2025).
10.39	Loan Agreement, dated August 17, 2025, among the Company, MitoCareX Bio Ltd. and L.I.A. Pure Capital Ltd., (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on August 18, 2025).
10.40	Addendum 2 to Loan and Partnership Agreement, dated as of September 8, 2025, between N2OFF, Inc. and Solterra Renewable Energy Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on September 9, 2025).
10.41	Securities Exchange Agreement, dated January 13, 2026, among the Company, Save Foods Ltd. and Voice Assist, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC. on January 13, 2026).
10.42	Services Agreement, dated January 13, 2026, between the Company and Voice Assist, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC. on January 13, 2026).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2024).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXENTIS TECHNOLOGIES, INC.

By:	/s/ David Palach
Name:	David Palach
Title:	Chief Executive Officer
Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Palach	Chief Executive Officer	March 31, 2026
David Palach	(Principal Executive Officer)

/s/ Lital Barda	Chief Financial Officer	March 31, 2026
Lital Barda	(Principal Financial Officer and Principal Accounting Officer)

/s/ Amitay Weiss	Chairman of the Board	March 31, 2026
Amitay Weiss

/s/ Ronen Rosenbloom	Director	March 31, 2026
Ronen Rosenbloom

/s/ Israel Berenstein	Director	March 31, 2026
Israel Berenstein

/s/ Udi Kalifi	Director	March 31, 2026
Udi Kalifi

/s/ Eliahou Arbib	Director	March 31, 2026
Eliahou Arbib

/s/ Liat Sidi	Director	March 31, 2026
Liat Sidi

/s/ Asaf Itzhaik	Director	March 31, 2026
Asaf Itzhaik

NEXENTIS TECHNOLOGIES INC.

(FORMERLY “N2OFF, INC.”)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

NEXENTIS TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

TABLE OF CONTENTS

Page

F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Firm Name: Somekh Chaikin / PCAOB ID No. 1057/ Location: Tel Aviv, Israel)

CONSOLIDATED FINANCIAL STATEMENTS:
F-3	Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
F-4	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024
F-5	Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
F-7 – F-50	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nexentis Technologies, Inc. (formally; N2OFF, Inc.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nexentis Technologies, Inc. and its subsidiaries (hereinafter – “the Company”) as of December 31,2025 and 2024, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.

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

Tel Aviv, Israel

March 31, 2026

NEXENTIS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	3,832	1,923
Restricted cash (Note 2D)	37	-
Investment in Marketable Securities (Note 6 (2))	239	307
Accounts receivable	134	137
Short term loan (Note 6 (1))	396	234
Prepaid expenses	961	450
Other current assets (Note 3)	166	1
Assets of discontinued operations (Note 11A)	-	31
Assets held for sale (Note 11B)	249	369
Total Current assets	6,014	3,452

Long term prepaid expenses	161	244
Right-of-use asset arising from operating leases (Note 14)	16	8
Property and equipment, net (Note 5)	26	-
Investment in nonconsolidated affiliate (Note 10)	-	603
Long term loan (Note 6 (1))	-	350
Solar photovoltaic joint venture project (Note 7)	2,744	808
Solar projects under development (Note 9)	725	-
Goodwill (Note 4)	6,291	-
Intangible asset (Note 4)	4,428	-
Total Assets	20,405	5,465
Liabilities and Shareholders’ Equity
Current Liabilities
Short term loan (Note 15 (7))	740	-
Accounts payable	6	19
Other liabilities (Note 12)	416	266
Current warrant liabilities (Note 8)	78	312
Liabilities of discontinued operations (Note 11A)	-	100
Liabilities held for sale (Note 11B)	194	195
Total current liabilities	1,434	892

Non current operating lease liabilities (Note 14)	8	-
Credit facility (Note 8)	237	-
Stock purchase warrants liability (Note 15 (11))	113	-
Contingent considerations (Note 4)	2,141	-
Deferred taxes liability (Note 4)	742	-
Total Liabilities	4,675	892
Commitment and contingent liabilities (Note 13)
Stockholders’ Equity (**) (Note 15)
Common stock of $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of December 31, 2025 and 2024; issued and outstanding 2,772,883 and 344,741 shares as of December 31, 2025 and 2024, respectively.	*	*
Preferred stock of $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024.	-	-
Additional paid-in capital	54,605	39,328
Foreign currency translation adjustments	(38)	(26)
Accumulated deficit	(38,557)	(34,553)
Total Company’s stockholders’ equity	16,010	4,749
Non-controlling interest	(280)	(176)
Total stockholders’ equity	15,730	4,573
Total liabilities and stockholders’ equity	20,405	5,465

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for thirty-five (35) reverse stock split in September 2025 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

NEXENTIS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31
	2025	2024

Operating expenses:
Research and development expenses (Note 17)	(179)	-
General and administrative expenses, exclusive of depreciation and amortization (Note 18)	(5,109)	(3,283)
Change in fair value of contingent consideration	1,136	-
Depreciation and amortization (Note 4)	(78)	-
Operating loss	(4,230)	(3,283)
Financing expense, net (Note 19)	(1,545)	(252)
Other income (Note 15(7))	1,811	428
Changes in fair value of investments measured under the fair value option (Notes 6, 7)	351	(1,212)
Net loss before tax	(3,613)	(4,319)
Income taxes	18	-
Net loss from continuing operation	(3,595)	(4,319)
Net loss from discontinued operations (Note 11)	(561)	(1,028)
Net loss	(4,156)	(5,347)
Less: Net loss attributable to non-controlling interests	152	154
Net loss attributable to the Company’s stockholders’ equity	(4,004)	(5,193)

Loss per share from continuing operations (basic) (*) (Note 21)	(3.04)	(22.25)
Loss per share from discontinued operations (basic) (*)	(0.50)	(5.49)
Total loss per share (basic)	(3.54)	(27.74)

Weighted average number of shares of Common Stock outstanding - basic (*) (Note 21)	1,132,707	187,215

Loss per share from continuing operations (diluted) (*)	(8.11)	(22.25)
Loss per share from discontinued operations (diluted) (*)	(0.50)	(5.49)
Total loss per share (diluted)	(8.61)	(27.74)

Weighted average number of shares of Common Stock outstanding – diluted (*)	1,288,249	187,215
Comprehensive income (loss):
Net loss	(4,156)	(5,347)
Other comprehensive loss - Foreign currency translation adjustments	(17)	-
Comprehensive income (loss)	(4,173)	(5,347)
Other comprehensive income (loss) attributable to non-controlling interests	157	154
Comprehensive loss attributable to the Company’s stockholders	(4,016)	(5,193)

(*)	Adjusted to reflect one (1) for thirty-five (35) reverse stock split in September 2025 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

NEXENTIS TECHNOLOGIES INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s Stockholders’ equity	Non- controlling interest	Total stockholders’ equity

BALANCE AT DECEMBER 31, 2023	84,643	*	35,866	(26)	(29,360)	6,480	(22)	6,458
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2024:
Issuance of shares for standby equity purchase agreement II	190,489	*	2,706	-	-	2,706	-	2,706
Issuance of shares to service providers	69,609	*	758	-	-	758	-	758
Share based compensation to employee	-	-	1	-	-	1	*	1
Treasury stock transaction due to change of control	-	-	(3)		-	(3)	-	(3)
Net loss for the year	-	-	-	-	(5,193)	(5,193)	(154)	(5,347)
BALANCE AT DECEMBER 31, 2024	344,741	*	39,328	(26)	(34,553)	4,749	(176)	4,573
CHANGES DURING THE YEAR ENDED DECEMBER 31, 2025:
Issuance of shares for private investment in public equity (PIPE) agreement	143,577	*	*	-	-	*	-	*
Issuance of shares for the consideration of the acquisition of MitoCareX Bio Ltd	1,171,942	*	4,840	-	-	4,840	-	4,840
Issuance of shares for services	271,433	*	2,860	-	-	2,860	-	2,860
Issuance of shares for purchase agreement	606,966	*	2,655	-	-	2,655	-	2,655
Warrant exercises	234,224	*	4,598	-	-	4,598	-	4,598
Share based compensation	-	-	91	-	-	91	*	91
Deconsolidation of NTWO OFF Ltd	-	-	-	-	-	-	29	29
Capital contribution from non-controlling interests	-	-	56	-	-	56	24	80
Pre funded warrants	-	-	177	-	-	177	-	177
Foreign currency translation adjustments	-	-	-	(12)	-	(12)	(5)	(17)
Net loss for the year	-	-	-	-	(4,004)	(4,004)	(152)	(4,156)
BALANCE AT DECEMBER 31, 2025	2,772,883	*	54,605	(38)	(38,557)	16,010	(280)	15,730

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for thirty-five (35) reverse stock split in September 2025 (see note 1B).

The accompanying notes are an integral part of the consolidated financial statements.

NEXENTIS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,156)	(5,347)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation and amortization	71	18
Issuance of shares to employees and service providers	2,054	746
Share based compensation to employees and directors	91	1
Expenses funded by non-controlling interests	80	-
Gain from sales of property and equipment	(3)	*
Gain from standby equity purchase agreement II (note 15(7))	(1,811)	(428)
Expenses from standby equity purchase agreement II (note 15(7))	182	170
Interest in respect of loans	47	16
Gain from deconsolidation of subsidiary	(44)	-
Change in fair value of warrant liability	(234)	5
Change in fair value of credit facility liability	62	-
Change in fair value of PIPE’s warrant liability	1,382	-
Change in fair value of investment in nonconsolidated affiliate	603	1,299
Change in fair value of convertible loan	(46)	56
Change in fair value of solar project	(919)	(44)
Change in fair value of marketable securities	68	(88)
Change in fair value of contingent considerations	(1,136)	-
Exchange rate differences on operating leases	3	9
Decrease (increase) in accounts receivable, net	9	(36)
Decrease in inventory	7	101
Decrease in prepaid expenses and other current assets	66	262
Increase (decrease) in accounts payable	(20)	12
Decrease in other liabilities	(164)	(169)
Decrease in operating lease expense	14	48
Change in operating lease liability	(14)	(50)
Net cash used in operating activities	(3,808)	(3,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in solar projects under development	(743)	(250)
Proceeds from sales of property and equipment	3	*
Purchase of property	(14)	-
Proceeds from sale of subsidiary (net of cash disposed)	(25)	-
Cash used in purchased of MitoCareX	(565)	-
Long term loan granted	-	(406)
Investment in marketable securities	-	(219)
Short term loan granted	(872)	(250)
Solar photovoltaic joint venture project	(1,017)	(764)
Net cash used in investing activities	(3,233)	(1,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	1,340	-
Repayment of credit facility	(1,165)	-
Proceeds from PIPE Agreement	1,500	-
Proceeds from exercise of warrants from PIPE Agreement	1,830	-
Proceeds from promissory note	1,500	1,455
Repayments of promissory note	(300)	(1,543)
Proceeds from standby equity purchase agreement, net	4,151	3,135
Net cash provided by financing activities	8,856	3,047

Effect of exchange rate changes on cash and cash equivalents	(11)	(8)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,804	(2,269)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	2,209	4,478

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	4,013	2,209

Supplemental disclosure of cash flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	3,832	1,923
Restricted cash	37	-
Cash classified as assets of discontinued operations	-	31
Cash classified as assets held for sale	144	255
Total cash, cash equivalents and restricted cash	4,013	2,209

Cash paid during the year for:
Interest	77	-
Non cash transactions:
Initial recognition of operating lease liability and a corresponding right-of- use asset	39	-
Reclassification of warrant liabilities to equity upon exercise of warrants	2,769	-
Issuance of shares for future services	1,107	12
Non-cash financing costs related to issuance of promissory note	409	-
Recognition of Prepaid Warrant Costs and Corresponding Warrant Liability	-	307

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

A.	Operations

Nexentis Technologies Inc. (formerly N2OFF, Inc.) (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware.

On November 6, 2023, the Company (which at that time was known as Save Foods, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexentis Technologies Inc. (which at that time was known as N2OFF, Inc.), a newly formed Nevada corporation and its wholly owned subsidiary (the “Surviving Corporation”), pursuant to which, on the same date, the Company, as parent in this transaction, merged with and into the Surviving Corporation (the “Reincorporation Merger”). The Reincorporation Merger was approved by the Company’s stockholders on October 2, 2023 and became effective on The Nasdaq Capital Market on November 10, 2023. Upon the consummation of the Reincorporation Merger, the Company ceased its legal existence as a Delaware corporation, and the Surviving Corporation continued the Company’s business as the surviving corporation. On January 26, 2026, the Company’s board of directors approved the Company’s name change to “Nexentis Technologies Inc.” which became effective on The Nasdaq Capital Market on February 26, 2026.

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

On January 13, 2026, the Company, entered into a securities exchange agreement with Voice Assist, Inc., a public company incorporated under the laws of the State of Nevada (“Voice Assist”). On March 15, 2026, the Company closed the transaction for the sale of 100% of the Company’s equity interests in Save Foods Ltd., in which the Company previously held approximately 98% of its share capital. see Note 11(B) and Note 24(2) below.

On March 31, 2023, the Company entered into a securities exchange agreement with Plantify Foods, Inc. (“Plantify”), a Canadian corporation traded on the TSX Venture Exchange (“TSXV”), which focuses on the development and production of “clean-label” plant-based products - see Note 10 below.

On August 29, 2023, the Company entered into an exchange agreement with Yaaran Investments Ltd., a company organized under the laws of the State of Israel (“Yaaran”) and formed an Israeli subsidiary, NTWO OFF Ltd. (“NTWO OFF”) which focus on nitrous oxide (“N2O”), a potent greenhouse gas with significant global warming ramifications. On April 9, 2025, the Company entered into a share purchase agreement (the “SPA”), by and among the Company, Yaaran, and NTWO OFF, which provides for the sale by the Company to Yaaran 100% of the Company’s shares of NTWO OFF. - see Note 11A.

On February 10, 2025, the Company’s wholly owned subsidiary, NITO Renewable Energy, Inc. was formed under the laws of the State of Nevada.

On February 24, 2025, the Company entered into a shareholders agreement with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD (which on April 14, 2025 changed its name to SB Storage 1 S.R.L), a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company will purchase 70% of SBI4 shares (on a fully diluted basis) from SB see Note 9 below.

On October 20, 2025, the Company completed the acquisition of 100% of the share capital of MitoCareX Bio Ltd. an Israeli private company (“MitoCareX”) see Note 4 below.

The Company’s Common Stock is listed on The Nasdaq Capital Market under the symbol “NXTS”.

NEXENTIS TECHNOLOGIES INC.

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

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $39 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2025, management currently is of the opinion that its existing cash will be sufficient to fund operations through the first quarter of 2027 (less than 12 months from the date the financial statements are issued). As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

D.	Israel – War

In October 2023, a large-scale terrorist attack in southern Israel led to the outbreak of armed conflict between Israel and Hamas. The conflict subsequently expanded to additional regional fronts and contributed to a period of heightened geopolitical and security instability in the region.

During 2024 and 2025, hostilities included military operations in Lebanon and direct confrontations involving Iran. These developments increased regional uncertainty and, at times, resulted in temporary disruptions to the Company’s operations in Israel, including limited interruptions to routine business activities.

In September 2025, a ceasefire agreement was reached between Israel and Hamas, and all remaining living Israeli hostages were released and returned to Israel. While the ceasefire has generally held as of the date of these financial statements, the security situation remains sensitive, and the potential for renewed hostilities or broader regional escalation cannot be ruled out. More recently, in February 2026, hostilities between Israel and Iran escalated again. Israel, together with the United States, launched a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability. In addition, In March 2026, tensions escalated once again in the Lebanese border as Hezbollah launched an attack on Israel, firing rockets across the border. In response, Israel carried out targeted airstrikes against Hezbollah positions in Lebanon, raising concerns among the international community about the potential for a wider conflict. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved. Accordingly, the extent of the continued impact on the Company’s operations and financial results, if any, cannot be reasonably estimated at this time.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

As a significant portion of the Company’s activities, including research and development activities conducted through MitoCareX, are located in Israel, and members of the Company’s management and certain employees and consultants are located in Israel, the Company’s operations may be affected by economic, political, geopolitical and military conditions affecting Israel. Any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect Company’s business, financial condition, and results of operations.

The Company is unable to predict the duration or severity of the current conflict or any potential escalation. To date, the conflict has resulted primarily in certain delays in the Company’s research and development activities, including activities conducted by MitoCareX. The Company is continuing to regularly follow developments on the matter and is examining the effects on its operations and the value of its assets.

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

A.	Use of Estimates in the preparation of financial statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to calculation of fair value of the financial instruments, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets and goodwill and valuation of contingent considerations.

B.	Functional currency

Most of the Company’s costs are denominated and determined in U.S. dollars. Management believes that the dollar is the currency in the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar. Transactions and monetary balances in other currencies are translated into the functional currency using the current exchange rate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate. For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at the balance sheet date and income statement items are translated at average exchange rates, with translation adjustments recorded in other comprehensive income (loss).

NEXENTIS TECHNOLOGIES INC.

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

Restricted cash as of December 31, 2025 include $ 37, collateral account for the Company’s corporate credit cards and a lease liability and is classified in current assets.

E.	Investment in Marketable Securities

The Company account for its investments in equity securities in accordance with ASC 321, Investments— Equity Securities. The Company measures equity investments at fair value with the related realized and unrealized gains and losses recognized in the Company’s Consolidated Statements of Operations. For equity investments without a readily determinable fair value, the Company measures these investments at cost less impairment, adjusted for observable price changes in orderly transactions. The Company will apply this measurement method to the investment until it becomes eligible to be measured at fair value, which is reassessed at each reporting period. Investments in equity securities that the Company does intend to hold for more than a year are presented in “Marketable Securities” in the Company’s Consolidated Balance Sheets. Investments in equity securities that the Company intends to hold for more than one year are included in “Investments in unconsolidated affiliates” in the Company’s Consolidated Balance Sheets.

F.	Accounts receivable

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and its customers ‘financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

G.	Property, plant and equipment, net

1.	Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in the Statements of Comprehensive Loss.

2.	Rates of depreciation:

%
Furniture and office equipment	7-15
Machines	10-15
Lab equipment	15
Computers	33
Vehicle	15

H.	Fair value

Fair value of certain of the Company’s financial instruments including cash, account receivable, accounts payable, accrued expenses, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

NEXENTIS TECHNOLOGIES INC.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	239	-	-	239
Solar photovoltaic joint venture project	-	-	2,744	2,744
Convertible loan to Solterra	-	-	396	396
Total assets	239	-	3,140	3,379

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	603	-	-	603
Investment in Solterra	307	-	-	307
Solar photovoltaic joint venture project	-	-	808	808
Loan granted to MitoCareX	-	-	234	234
Convertible loan to Solterra	-	-	350	350
Total assets	910	-	1,392	2,302

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

H.	Fair value (continued)

The following table presents the changes in fair value of the Level 3 assets for the period December 31, 2024 through December 31, 2025:

	Solar photovoltaic joint venture project	Loan granted to MitoCareX	Convertible loan to Solterra	Investment in Plantify	Total
	US$
Assets:
Outstanding at December 31, 2024	808	234	350	-	1,392
Additions during the period	1,017	872	-	-	1,889
Purchase of MitoCareX	-	(1,106)	-	-	(1,106)
Transfers into Level 3 (see Note 10)	-	-	-	782	782
Changes in fair value	919	-	46	(782)	183
Outstanding at December 31, 2025	2,744	-	396	-	3,140

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Contingent considerations	-	-	2,141	2,141
Stock purchase warrants liability	-	-	113	113
Warrant liabilities to Pure Capital	-	-	78	78
Credit facility	-	-	237	237
Total liabilities	-	-	2,569	2,569

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

H.	Fair value (continued)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Warrant liabilities to Pure Capital	-	-	312	312
Total liabilities	-	-	312	312

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2024 through December 31, 2025:

	Stock purchase warrants liability	Warrant liabilities to Pure Capital	Credit facility	Contingent considerations	Total
	US$
Liabilities:
Outstanding at December 31, 2024	-	312	-	-	312
Additions during the period	1,500	-	1,340	3,277	6,117
Settlements of liabilities	(2,769)	-	(1,165)	-	(3,934)
Changes in fair value	1,382	(234)	62	(1,136)	74
Outstanding at December 31, 2025	113	78	237	2,141	2,569

I.	Variable Interest Entities

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

I.	Variable Interest Entities (continued)

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

J.	Business Combinations

The Company’s consolidated financial statements include the operations of acquired businesses from the acquisition date. Acquired businesses are accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in process research and development be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

K.	Goodwill and intangible asset

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in business combinations accounted for in accordance with the “purchase method” and is allocated to reporting units at acquisition. Goodwill is not amortized but rather tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other”. The Company performs its goodwill annual impairment test for the reporting units at December 31 of each year, or more often if indicators of impairment are present.

Intangible assets with finite lives are amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up (See Note 4).

The evaluation of goodwill impairment and the determination of the useful lives and amortization of intangible assets involves significant judgments and estimates, including assumptions related to future cash flows, discount rates and market conditions. The determination of the fair value of reporting units is inherently subjective, as it requires the use of valuation models and unobservable inputs. Accordingly, this assessment is considered a critical accounting estimate, and actual results may differ materially from those estimates.

L.	Credit facility

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

The Company elected the fair value option for its credit facility which includes an embedded prepayment option, see Note 8.

NEXENTIS TECHNOLOGIES INC.

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

N.	Assets held for sale

The Company accounts for assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction. The reclassification occurs when the assets are available for immediate sale and the sale is highly probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. Assets and liabilities of a component classified as held for sale are presented separately in the consolidated balance sheets as “Assets held for sale” and “Liabilities held for sale”. If such component also qualifies as a discontinued operation under ASC 205-20, its results of operations are presented separately from continuing operations in the consolidated statements of operations.

O.	Discontinued operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the consolidated statements of Operations. Cash flow information related to discontinued operations is disclosed in Note 11.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

P.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. No impairment expenses were recorded during the years ended December 31, 2025 or 2024.

Q.	Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Accordingly, deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial statement carrying amount and the tax bases of assets and liabilities under the applicable tax law. Deferred tax balances are computed using the enacted tax rates expected to be in effect when these differences reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of unrecognized tax benefits recorded in a Company’s financial statements. According to ASC Topic 740, tax positions must meet a more-likely-than-not recognition threshold to be recognized. Recognized tax positions are measured as the largest amount that is greater than 50 percent likely of being realized. The Company’s accounting policy is to present interest and penalties relating to income taxes within income taxes; however, the Company did not recognize such items in its fiscal years 2025 and 2024 financial statements and did not recognize any amount with respect to an unrecognized tax benefit in its balance sheets.

R.	Research and development expenses

Research and development expenses are charged to comprehensive loss as incurred.

S.	Royalty-bearing grants

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Save Foods Ltd. is entitled to such grants (i.e. at the time that there is reasonable assurance that the Save Foods Ltd will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by Save Foods Ltd. from inception through December 31, 2025 and 2024, amounted to $156.

As of December 31, 2025, and 2024, the Company did not accrue or pay any royalties to the IIA since no revenues were recognized in respect of the funded projects. In addition, the Company does not anticipate future sales related to these grants.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

T.	Inventories

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

U.	Basic and diluted loss per Common Stock

Basic loss per Common Stock is computed by dividing the loss for the period applicable to stockholders, by the weighted average number of shares of Common Stock outstanding during the period. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, for the year ended December 31, 2025 certain potentially dilutive securities were included in the computation of diluted earnings per share, as they were dilutive. Accordingly, for the year ended December 31,2024, all potentially dilutive securities were anti-dilutive and therefore excluded from the computation of diluted loss per share.

V.	Stock-based compensation

The Company measures and recognizes the compensation expense for all equity-based payments to employees and nonemployees based on their estimated fair values in accordance with ASC 718, “Compensation- Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as a compensation expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of forfeitures as they occur, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

W.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars and New Israeli Shekels, are deposited with major banks in Israel and United States. The Company considers that its cash and cash equivalents have low credit risk based on the credit ratings of the counterparties. In addition, the Company is exposed to credit risk in respect of certain financial instruments. The Company monitors these exposures on an ongoing basis, and such credit risk is reflected in the fair value measurement of these instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

X.	Commitments and Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

Y.	Leases

The Company determines if an arrangement is or contains a lease at contract inception.

The Company is a lessee in certain operating leases primarily for office space and vehicles. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.

ROU assets represent Company’s right to use an underlying asset for the lease term and lease liabilities represent Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of Company’s leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in statement of comprehensive loss.

Z.	New Accounting Pronouncements

Accounting Standards Not Yet Adopted

The Company qualifies as an emerging growth company (“EGC”) as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). Using exemptions provided under the JOBS Act for EGCs, the Company has elected to defer compliance with new or revised ASUs until it is required to comply with such updates, which is generally consistent, where applicable, with the adoption dates for entities other than public business entities.

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement- Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses (DISE), which requires public entities to disclose additional information in the notes to the financial statements disaggregating certain expense captions presented on the face of the income statement. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements. The Company does not expect the ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update includes (i) refinements to the scope of the guidance on derivatives and hedging under ASC 815 and (ii) clarifications regarding the accounting for share-based noncash consideration received from a customer in a revenue contract. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements. Based on a preliminary assessment, the Company does not expect the amendments related to the scope of derivatives to have a material impact on its financial statements; however, management continues to evaluate the potential impact of this ASU on future transactions.

In September 2025, the FASB also issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modifies the recognition threshold for capitalization of internal-use software costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this ASU on its internal-use software capitalization policy and does not expect a material impact upon adoption. The effective date applies to all entities.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

Z.	New Accounting Pronouncements (continued)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

NOTE 3 – OTHER CURRENT ASSETS

	December 31,
	2025	2024

Government Institutions	163	-
Other receivable	3	1
	166	1

NOTE 4 – MITOCAREX TRANSACTION

On February 25, 2025, the Company, entered into a securities purchase and exchange agreement (the “Mito Agreement”) with MitoCareX, SciSparc Ltd., an Israeli public company (“SciSparc”), Dr. Alon Silberman (“Alon”) and Prof. Ciro Leonardo Pierri (“Ciro”, and together with SciSparc and Alon, the “Sellers”) pursuant to which the Company will acquire from each of the Sellers their respective ordinary shares, nominal (par) value NIS 0.01 each, of MitoCareX (the “Ordinary Shares”), thereby resulting in MitoCareX becoming a wholly-owned subsidiary of the Company.

The acquisition was undertaken as the Company’s management believes that the business activities of MitoCareX operate in a sector with significant growth potential and are expected to support the Company’s long-term strategic development.

The closing of the Mito Agreement occurred on October 20, 2025 (“Closing date”), after all customary closing conditions, including stockholder approval, had been satisfied.

Prior to the Closing date, the Company had provided MitoCareX with a short-term loan in the amount of approximately $1,053. Upon completion of the acquisition, this balance was effectively settled as part of the business combination.

On the closing date, SciSparc transferred 6,622 Ordinary Shares to the Company, in consideration for a cash payment of $700. The Company issued and delivered shares of Common Stock to the Sellers equal to 40% of the capital stock of the Company on a fully diluted basis, calculated as of immediately following the closing date (collectively, the “Exchanged Common Stock”); and as consideration for the Exchanged Common Stock, (1) Alon transferred 11,166 Ordinary Shares to the Company, which represented 100% of the Ordinary Shares owned by Alon as of the closing date; (2) Ciro transferred 5,584 Ordinary Shares to the Company, which represented 100% of the Ordinary Shares owned by Ciro as of the closing date; and (3) SciSparc transferred 12,066 Ordinary Shares to the Company (“SciSparc’s Exchanged Shares”) and together with Alon’s Shares and Ciro’s Shares, the (“Exchanged Ordinary Shares”), which represented 100% of the holdings in MitoCareX.

Following the closing, until December 31, 2028, the Sellers will have the right to receive additional shares of Common Stock, for no additional consideration, in an aggregate amount of up to 25% of the issued and outstanding capital stock of the Company on a fully-diluted basis calculated immediately following the Closing date subject to MitoCareX meeting certain milestones (the “Contingent share consideration”).

NEXENTIS TECHNOLOGIES INC.

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

As additional consideration for the Exchanged Ordinary Shares, each of SciSparc, Alon and Ciro will receive, collectively, 30% of the gross proceeds of each financing transaction closed by the Company within five years of the closing, provided that the maximum amount payable to the foregoing parties will be $1,600 (the “ Contingent cash consideration”).

The Company’s chairman of the board of directors and one of the Company’s directors are also members of the board of directors of SciSparc.

Acquisition-related costs incurred in connection with the transaction were recognized as an expense in the consolidated statement of operations as incurred.

The total consideration of the acquisition was calculated using a third-party appraiser at approximately $8,864 and is comprised of the following components:

1.	Cash consideration of $700.

2.	Share consideration consisting of 1,171,942 shares of the Company’s Common Stock, issued at a fair value of $4.13 per share Company’s close share price at the Closing date totaled to approximately $4,840.

3.	The fair value of the Contingent share consideration of up to 976,618 shares (25% of the issued and outstanding capital stock of the Company on a fully-diluted basis calculated as of immediately following the Closing date) were calculated as of the Closing date, using third-party appraiser. The third-party appraiser considered the expected probability for each milestone, its expected period and discount rate. The Company concluded that the Contingent share consideration fail the indexation guidance of ASC 815-40 and was classified as a liability. The Contingent share consideration as of the Closing date and as of December 31,2025, were calculated at approximately $2,034 and $854, respectively, and is included in non-current liabilities.

4.	The fair value of Contingent cash consideration was calculated using third-party appraiser. The third-party appraiser considered the expected future financing transaction during the period through October 2030, its expected period and 21% discount rate. The Contingent cash consideration was calculated as of the Closing date and as of December 31, 2025, at approximately $1,290 and $1,287, respectively.

As of December 31, 2025, the Company recorded $47 of accrued liability, related to the Contingent cash consideration as a result of financing transaction closed by the Company by December 31, 2025. The remaining Contingent cash consideration balance of $1,287 is included in non-current liabilities, as repayment is contingent upon future financing transactions under the Company’s control.

From the acquisition date through December 31, 2025, MitoCareX did not generate revenues and incurred only operating expenses. Accordingly, the acquisition did not contribute revenues to the Company’s consolidated results for the period.

The annual MitoCareX net loss for the year ended December 31, 2025 amounted to $1,394, of which $276 related to the period after closing and which was included in the consolidated statements of operations for the year ended December 31, 2025.

The annual MitoCareX net loss for the year ended December 31, 2024 amounted to $886.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 4 – MITOCAREX TRANSACTION (continued)

Purchase price allocation

The Company has performed a valuation analysis to determine the fair market value of the assets acquired and liabilities assumed of MitoCareX. Based on the total consideration transferred in connection with the acquisition, the Company has determined the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed. The following table summarizes the total purchase price and purchase price allocation as of the Closing date:

Unaudited
USD in thousands
Cash consideration	700
Share consideration	4,840
Contingent share consideration	2,034
Contingent cash consideration	1,290
Fair value of total consideration transferred	8,864

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	135
Other accounts receivables	35
Fixed assets	7
Pre-existing relationship	(1,053)
Other accounts payables	(298)
Net liabilities assumed	(1,174)

Identifiable intangible asset (1)	4,506
Goodwill (2)	6,291
Deferred taxes liability	(759)
8,864

(1)	A proprietary algorithm developed by MitoCareX, with an estimated useful life of 11 years. The fair value of the identifiable intangible asset was determined using an income approach, specifically a discounted cash flow method, based on projected future economic benefits expected to be generated from the technology, discounted using a rate of 21%. The valuation incorporated assumptions regarding the expected commercialization potential of the technology, future development milestones, and an appropriate discount rate reflecting the risks associated with early-stage biotechnology assets. The valuation of the identifiable intangible asset involves significant estimates and assumptions, including projections of future cash flows and the selection of an appropriate discount rate. Although management believes these assumptions are reasonable, actual results may differ materially from those estimates. The Identifiable intangible asset is amortized on a straight-line basis over its estimated useful life, resulting in an amortization expense of approximately $78 during the year ended December 31, 2025. The Company does not expect the goodwill recognized in the transaction to be deductible for income tax purposes.

(2)	The valuation of goodwill is based on significant estimates and assumptions as of the acquisition date. As of December 31, 2025, no changes in these assumptions were identified.

Net cash used in acquisition is as follows:
Cash consideration paid	700
Less: cash and cash equivalents acquired	(135)
Net cash used in acquisition	565

2025 Goodwill Impairment Test

The Company performed its annual goodwill impairment assessment for the year ended December 31, 2025. The assessment was conducted using a qualitative evaluation in accordance with ASC 350.

In performing the qualitative assessment, the Company considered various factors, including, among others, the financial performance and operating results of MitoCareX, the proximity of acquisition date to the impairment test date, as well as industry and market conditions, and the overall economic environment.

Based on this assessment, the Company concluded that it is more likely than not that the fair value of the reporting unit to which the goodwill is attributed exceeds its carrying amount. Therefore, no impairment was recorded.

Due to the equity of the Company being above the market capitalization of the Company as of December 31, 2025, a further sustained decline in the Company’s share price and market capitalization may require further testing, which may result in an impairment.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2025	2024

Computers	67	-
Furniture and office equipment	-	-
Machines and Lab equipment	27	-
Vehicles	-	-
	94	-
Less - accumulated depreciation	(68)	-
Total property and equipment, net	26	-

For the years ended December 31, 2025, depreciation expenses were $1.

NOTE 6 – INVESTMENT AND LOAN TO SOLTERRA

1.	On June 30, 2024, the Company entered into a 24 month Loan Agreement with Solterra Renewable Energy Ltd. (“Solterra”) and other lenders, under which the Company committed €375 thousands (approximately $406) out of a total €500 thousands principal amount. The loan bears annual interest of 7%, payable beginning June 30, 2025. Solterra shall have the option to convert the loan into shares of Solterra Energy Ltd. (“SE”), at the lowest price per share under which SE raises capital during the period from the Loan Agreement date through conversion. If the loan is not converted or repaid in full within nine months from the closing date of the merger involving SE, the interest rate increases to 12% per annum. On October 28, 2025 the Company entered into an amendment to the Loan Agreement, pursuant to which the accrued interest through June 30, 2025 was added to the loan principal and bears interest from that date.

The Company elected to account for the Loan Agreement under the fair value option in accordance with ASC 825. As of December 31, 2025, the Company estimated the fair value of the Loan Agreement at $396, based on a third-party valuation applying a 26.9% market discount rate for similar loans.

The Company’s chairman of the board of directors also serves as a director of SE.

2.	During 2024, the Company acquired 267,000 shares of SE for a total consideration of NIS801 thousands (approximately $219).

The Company measured the investment at fair value accordance with ASC 321. The fair value of the investment as of December 31, 2025 and 2024 was $239 and $307, respectively, based on quoted prices in active markets.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT

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

On December 24, 2025, the Partnership, Solterra, and other lenders (“New Lenders”), entered into additional Loan Agreement (“Loan No. 2”), pursuant to which the New Lenders agreed to provide additional funding in the aggregate principal amount of €280 thousands (the “Principal Loan Amount”), of which the Company committed €210 thousands (approximately $219). The Principal Loan Amount bears interest at a rate of 7% per annum and has a contractual maturity of 24 months. The loan is intended to be repaid in full until the project reaching ready-to-build (“RTB”) stage.

In addition, the New Lenders are entitled to receive 85% of the reduced development fee payable to the developer upon achievement of the RTB milestone, with the remaining 15% payable to Solterra.

As of December 31, 2025, the Company has funded €1,455 thousands (approximately $1,708).

The Company’s interest in the Partnership was evaluated under ASC 810-10, and the Company determined that the Partnership is not subject to consolidation by the Company. Accordingly, the Partnership is not consolidated in the Company’s consolidated financial statements.

The Company elected to account for the Loan and Partnership Agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the Loan and Partnership Agreement using a third-party appraiser and various assumptions such as, probability of completion of the project based on key milestones, scenarios for the expected project’s cash realization value (including expected power of the project, selling price per megawatt, and loan repayment dates). The projected net cash flows were discounted using an interest rate appropriate for similar projects. The result was adjusted to the probability for the completion of the project as of the valuation date. The interest rate was determined at 8.30% and 9.18% as of December 31, 2025 and 2024, respectively. The Company calculated the Loan Agreement and the fair value of the Company’s interest in the Partnership and Loan amounted to €2,164 thousands (approximately $2,542) and €780 thousands (approximately $808) as of December 31, 2025 and 2024, respectively.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 7 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT (continued)

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

The Company elected to account for the loan agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the loan using a third-party appraiser and various assumptions such as probability of the event the project would be sold to a third party as well as the probability that it would not be sold. The valuation incorporated two probability weighted scenarios, each discounted using a different interest rate reflecting the risk profile of the scenario. The interest rates applied were 18.27% and 17.97% as of December 31, 2025. Based on this analysis the fair value of the loan agreement was estimated at €172 thousands (approximately $202) as of December 31, 2025.

NOTE 8 – CREDIT FACILITY

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 8 – CREDIT FACILITY (continued)

The Company determined that the warrant is not considered indexed to the Company’s own stock. The Company estimated the fair value of the Warrant Shares as of October 1, 2024, December 31, 2024 and December 31, 2025, using the Black-Scholes option pricing model.

The assumptions used to perform the calculations are detailed below:

Fair value of the conversion feature	October 1, 2024	December 31, 2024	December 31, 2025
Expected volatility (%) (*)	117.19%	117.68%	152.35%
Risk-free interest rate (%)	3.51%	4.38%	3.73%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term of options (years)	5	5	4.75
Exercise price (US dollars)	$35	$35	$3.5	(**)
Share price (US dollars)	$8.65	$8.68	$1.68
Fair value (U.S. dollars)	$307	$312	$78

(*)	The expected volatility was based on the historical volatility of the share price of the Company.
(**)	In accordance with the anti-dilution provisions of the warrant agreement and following the Company’s entry into PIPE Agreement, the exercise price of the warrants was adjusted from $35 to $3.5 per share.

During, 2025, the Company drew down gross amounts of €1,249 thousands (approximately $1,340) and repaid €1,015 thousands (approximately $1,165).

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

As of December 31, 2025 the interest rate was determined, among other things, using the Ba2 yield curve, at 18.6% for the loan’s remaining term and the fair value of the loans drawn under the credit facility, determined at €202 thousand (approximately $237).

NOTE 9 – A CONSOLIDATED ENTITY

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

The Company will lend €2,300 thousands (approximately $2,691) to SBI4 for financing two battery storage projects in Sicily, Italy (the “Projects”) which loan accrues interest at 7% per annum. Additionally, the Italy Agreement provides for a right of repurchase of shares of SBI4 by SB in the event the Company does not furnish drawdown amounts in accordance with the terms of the Italy Agreement.

The net profit from sales of projects will be split between the parties as follows: if the selling price per megawatt (“MW”) (i) does not exceed € 30 thousands, each party will receive profits according to its pro-rata share ownership of SBI4; (ii) exceeds € 30 thousands (approximately $35) up to € 60 thousands (approximately $70), per MW, SB will receive 40% of the profit (10% above its pro-rata share) and the Company will receive 60% of the profit; and (iii) exceeds € 60 thousands(approximately $70) per MW, SB will receive 50% of the net profit (20% above its pro-rata share) and the Company will receive 50% of the net profit.

As of December 31, 2025, the Company has funded €1,207 thousands (approximately $1,418). As SBI4 is consolidated by the Company, these amounts are eliminated upon consolidation and therefore are not presented as a loan in the consolidated financial statements.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 10 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 31, 2023, the Company entered into a Securities Exchange Agreement (the “ Securities Exchange”) with Plantify Ltd., pursuant to which each party agreed to issue to the other 19.99% of its issued and outstanding capital stock. The Securities Exchange closed on April 5, 2023.

In connection with the agreement, the Company executed a debenture in the amount of CAD1,500 thousands (approximately $1,124), bearing interest at 8% per annum and secured by a pledge of the shares of a Plantify subsidiary.

On September 7, 2023, the Company increased its holdings in Plantify through participation in a right offering. As of that date, the Company held approximately 23% of Plantify’s issued and outstanding common shares. The Company determined it had significant influence over Plantify and elected the fair value option for its equity method investment.

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

Following additional share issuances by Plantify, including a private placement on December 20, 2024, a debt settlement with another lender, on January 12, 2025 and additional private placement during December 2025, the Company’s ownership interest in Plantify was reduced to approximately 23.55%.

As of December 31, 2025, there is no Active Market for Plantify’s common shares. Accordingly, the investment can no longer be measured based on Level 1 inputs in the fair value hierarchy. Given the lack of observable market data, and the deterioration in the financial condition of Plantify, including the insolvency of its operating subsidiary, the Company evaluated the fair value of Plantify. Based on such evaluation, the Company concluded that the investment should be fully written off as of December 31, 2025.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 –DISCONTINUED OPERATIONS

A.	Disposal of NTWO OFF Ltd.

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

The transaction was completed during the second quarter of 2025. As a result, the Company ceased consolidating NTWO OFF as of the closing date and has classified its operations as discontinued operations for all periods presented. As of December 31, 2025, no assets or liabilities of the discontinued operations remain on the Company’s consolidated balance sheet.

Assets and liabilities of NTWO OFF as of December 31, 2024, were reclassified and presented on a single line under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations”, based on their historical carrying amounts. No remeasurement to fair value was applied to these balances in prior periods, as the held-for-sale criteria was not met at that time.

The Company recognized a gain on disposal of approximately $44, which is presented in the consolidated statements of operations for the year ended December 31, 2025, under the caption “Income from discontinued operations”.

In addition, the Company reported a net cash outflow of approximately $25 within investing activities related to the disposal of NTWO OFF, primarily reflecting the derecognition of approximately $29 of cash and cash equivalents held by NTWO OFF at the time of sale, partially offset by $4 in cash proceeds received.

B.	Save Foods Ltd. – Held for Sale and Discontinued Operations

During 2025, the Company committed to a plan to sell Save Foods Ltd. (Company’s Pathogen prevention and prolong shelf life segment) and determined that the disposal represents a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operations of Save Foods Ltd. have been classified as discontinued operations in accordance with ASC 205-20. As of December 31, 2025, the assets and liabilities of Save Foods Ltd. were classified as held for sale.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 11 –DISCONTINUED OPERATIONS (continued)

Assets and liabilities of Save Foods Ltd. classified as held for sale as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	117	231
Restricted cash	27	24
Accounts receivable	-	5
Inventories	14	21
Other current assets	41	40
Total Current assets	199	321

Right-of-use asset arising from operating leases	17	-
Property and equipment, net	33	48
Total Assets	249	369
Current Liabilities
Accounts payable	11	29
Other liabilities	174	166
Total current liabilities	185	195

Non current operating lease liabilities	9	-
Total Liabilities	194	195

Results of operations of Save Foods Ltd. included in discontinued operations were as follows:

	Year ended
	December 31
	2025	2024

Revenues from sales of products	200	210
Cost of sales	(64)	(165)
Gross profit	136	45

Research and development expenses	(104)	(58)
Selling and marketing expenses	(174)	(237)
General and administrative expenses	(489)	(436)
Operating loss	(631)	(686)
Financing income, net	23	97
Other income	3	(*)
Net loss	(605)	(589)

Cash flows from discontinued operations for the years ended December 31, 2025 and 2024:

	Year ended
	December 31
	2025	2024

Net cash used in operating activities	(600)	(746)
Net cash provided by investing activities	3	*

(*)	Less than $1 thousand

After the balance sheet, on January 13, 2026, the Company entered into a Securities Exchange Agreement to dispose of Save Foods Ltd. See also Note 24.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 12 –OTHER LIABILITIES

	December 31,
	2025	2024

Employees and related institutions	84
Accrued expenses	325	259
Operating lease liabilities	7	7
	416	266

NOTE 13 – COMMITMENT AND CONTINGENT LIABILITIES

A.	Save Foods Ltd. (a discontinued operation) is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company will pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and thereafter the Company will pay 5% of up to 100% of the amount of grants received plus interest at SOFR for 12 months. Save Foods Ltd. was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2025 and 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $156, not including interest. As of December 31, 2025, and 2024, the Company did not accrue for or pay any royalties to the IIA as no revenue related to the funded projects has yet been generated.

B.	On June 1, 2021 the Company terminated its October 10, 2018, consulting agreements with two of its consultants and signed new consulting agreements with the parties pursuant to which the consultants will provide the Company with business development and strategic consulting services including ongoing consulting for the Company, board and management. The agreements may be terminated by either party upon 30 days prior written notice. The Company would pay each, a monthly fee of $13, and $2 as reimbursement of expenses. In addition, the Company agreed to pay the consultants 5% of any gain generated by the Company exceeding an initial gain of 25% due to any sale, disposition or exclusive license of activities, securities, business, or similar events initiated by each the consultants. In addition, each consultant is entitled to a special bonus for assisting with business opportunities or other specified events (“Consultant Engagements”), authorized by the CEO or the chairman of the board. On September 9, 2024 the board approved cash bonuses to each of the consultants in the amount of $75. On November 5, 2024 the Company approved cash bonuses to each of the consultants in the amount of $13 and one of the consultants received amount of $7 reimbursement of expenses incurred. On June 23, 2025 the board approved cash bonuses to each of the consultants in the amount of $75. On October 15, 2025 the board approved cash bonuses to each of the consultants in the amount of $100.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 13 – COMMITMENT AND CONTINGENT LIABILITIES (continued)

C.	On January 26, 2023, the Company entered into an advisory agreement with a consultant for a period of ninety days. According to the agreement, the consultant will provide advisory services to the Company in connection with pursuing and evaluating entering into an equity purchase agreement (the “Equity Purchase Agreement”) with an institutional investor. The Company will pay a success fee (the “Success Fee”) in the amount equal to 6% of the gross proceeds received by the Company under any such equity purchase agreement to be paid within five business days of each receipt of funds. However, with respect to any amount received by the Company from certain investors, the Success Fee will be 5%. On July 20, 2023, the term of the agreement was extended until October 12, 2023. On December 13, 2023, the term was further extended to May 12, 2024 and the consultant will be entitled to receive 3% of the gross proceeds received by the Company under the financing to be paid. As of December 31, 2024 the Company paid a Success Fee in the amount of $94 to the consultant.

NOTE 14 – LEASES

A.	The components of operating lease cost for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

Operating lease costs	15	41

B.	Supplemental cash flow information related to operating leases was as follows:

	December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	24	61
Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	39	-

C.	Supplemental balance sheet information related to operating leases was as follows:

	December 31,
	2025	2024

Operating leases:
Operating leases right-of-use asset	16	8

Current operating lease liabilities	7	7
Non-current operating lease liabilities	8	-
Total operating lease liabilities	15	7

Weighted average remaining lease term (years)	1.95	0.92

Weighted average discount rate	5%	5%

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 14 – LEASES (continued)

D.	Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

2025
2026	8
2027	8
Total operating lease payments	16
Less: imputed interest	(1)
Present value of lease liabilities	15

On December 15, 2025, the Company entered into a new lease agreement for office space in Miami for a period of 1 year with monthly payments of $1 and an option to extend the agreement for an additional 1 year with at a 5% increase in the monthly payments. A lease right-of-use asset and a related liability in the amount of $16 have been recognized in the balance sheet in respect of this lease. The Company assumes that it is reasonably certain that the extension option will be exercised and therefore included the optional period in determining the lease term.

NOTE 15 – STOCKHOLDERS’ EQUITY

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

Transactions:

1.	On August 21, 2024 the Company issued a one-time bonus of 286 shares of common stock in connection with Mr. Fuchs’s departure from Save Foods Ltd. The fair value of the shares were estimated at $105 based on the share price of the common stock on the grant date (the date of the termination agreement).

2.	On October 26, 2022, the board approved the issuance of 205 shares of Common Stock to a consultant pursuant to an investor relations consulting agreement and quarterly issuances of 37 shares of Common Stock commencing January 1, 2023 and ending on December 31, 2024. On March 18, 2024 and July 25, 2024, the Company issued 37 shares of common stock to a consultant for consulting services provided to the Company. The fair value of the shares were estimated at $36 based on the share price of the common stock on the grant date, October 26, 2022. As of December 31, 2024, the Company recorded an expense of $36 related to an additional 74 shares that had not yet been issued.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

3.	On June 14, 2023, the Company entered into a consulting agreement with a consultant for a period of 30 months pursuant to which the Company will issue, subject to the approval of the board, 919 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 307 shares of Common Stock upon the six month anniversary of the agreement date, (b) 306 shares of Common Stock upon the nine month anniversary of the agreement date, and (c) 306 shares of Common Stock upon the twelve month anniversary of the agreement date.

On June 21, 2023, the Company issued 919 restricted shares of Common Stock. The Company determined the value of the shares issued at $147 based on the share price on the agreement date, of which $56 and $59 was recorded as share based compensation expenses during the year ended December 31, 2025 and 2024, respectively.

On November 15, 2023, the consulting agreement dated June 14, 2023, was amended pursuant to which the consultant will receive additional 572 restricted shares of Common Stock. On November 20, 2023, the Company issued 572 restricted shares of Common Stock. The Company determined the value of the shares issued at $44 based on the share price on the amendment to the agreement date, of which $20 and $14 was recorded as share based compensation expenses during the year ended December 31, 2025 and 2024, respectively.

On May 8, 2024 the Company issued 858 shares of common stock to the consultant, for services provided to the Company pursuant to an amendment of a consulting agreement, dated November 15, 2023. The shares were estimated at $31 based on the share price of the common stock on May 8, 2024.

4.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of 18 months pursuant to which the Company will issue, subject to the approval of the board, 735 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 245 shares of Common Stock upon the six months anniversary of the agreement date, (b) 245 shares of Common Stock upon the nine months anniversary of the agreement date, and (c) 245 shares of Common Stock upon the twelve months anniversary of the agreement date.

On June 21, 2023, the Company issued 735 restricted shares of Common Stock. The Company determined the value of the shares issued at $122 based on the share price on the agreement date, of which $75 was recorded as share based compensation expenses during the year ended December 31, 2024.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

5.	On May 28, 2023, the Company entered into a consulting agreement with a consultant for a period of two years pursuant to which the Company will issue, subject to the approval of the board, 1,021 restricted shares of the Company’s Common Stock. These shares will be subject to a lockup period pursuant to the following schedule: (a) 341 shares of Common Stock upon the six month anniversary of the agreement date, (b) 340 shares of Common Stock upon the nine month anniversary of the agreement date, and (c) 340 shares of Common Stock upon the 12 month anniversary of the agreement date.

On June 21, 2023, the Company issued 1,021 restricted shares of Common Stock. The Company determined the value of the shares issued at $170 based on the share price on the agreement date, of which $34 and $85 was recorded as share based compensation expenses during the year ended December 31, 2025 and 2024, respectively.

6.	On September 6, 2023, the Company issued 175 shares of Common Stock to legal counsel pursuant to the August 7, 2023 retainer legal services agreement. The Company determined the value of the shares issued at $67 based on the share price on the agreement date, of which $27 was recorded as share based compensation expenses during the year ended December 31, 2024.

On December 11, 2023, the Company entered into an additional consulting agreement pursuant to which the legal advisors will provide the Company with certain legal services in consideration for total of $25 in cash and 358 restricted Common Stock of the Company. Cash payment of $10 shall be paid upon execution of the agreement and the remaining after the completion of the legal services. On December 26, 2023, the Company issued 358 shares of restricted Common Stock. The Company determined the value of the shares issued at $39 based on the share price on the agreement date, which recorded as share based compensation expenses during the year ended December 31, 2024.

On November 3, 2024, the Company’s board of directors approved (i) the payment of an aggregate of $25 to legal counsel in connection with providing services (half of which was immediately payable and half of which is payable upon the filing of registration statement) and (ii) the issuance of 1,429 shares of its common stock. If within 18 months of issuance, the aggregate value of such stock is less than $13, the Company will pay to such legal counsel the difference in cash between the value of the sale of the shares and $13. The Company determined the value of the shares issued at $12 based on the share price on November 3, 2024. During the year ended December 31, 2024, the related amount was recorded as prepaid expenses. During the year ended December 31, 2025, such prepaid expenses were reversed and recognized as share based compensation.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

7.	On December 22, 2023, the Company entered into Standby Equity Purchase Agreement (the “SEPA II”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $20 million shares of Common Stock over the course of 36 months after the date of the SEPA II. The price of shares to be issued under the SEPA II will be 94% of the lowest volume weighted average trading price (the “VWAP”) of the Company’s Common Stock for the three consecutive trading days commencing on the delivery of each advance notice by the Company. Each issuance and sale by the Company to the Investor under the SEPA II (an “Advance”) is subject to a maximum amount equal to the greater of 100% of the Daily Traded Amount (being the product obtained by multiplying the daily trading volume of the Company’s shares as reported by Bloomberg L.P., by the VWAP for such trading day) during the five trading days prior to an Advance notice and $500. With respect to each Advance notice, if the Company notifies the Investor of a minimum acceptable price with respect to such Advance, then if there is no VWAP or if such price is below the minimum price indicated by the Company, there will be an automatic reduction to the amount of the Advance by one third, and that day will be excluded from the pricing period.

The Advances are subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding shares of Common Stock at the time of an Advance notice or acquiring more than 19.99% of the Company’s outstanding shares of Common Stock as of the date of the SEPA II (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”.

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

The Company paid a subsidiary of the Investor a structuring fee in the amount of $10 and on December 28, 2023, the Company issued 3,159 shares of Common Stock as a commitment fee to a subsidiary of the Investor. The Company determined the value of the shares issued at $254 based on the share price on the agreement date. Of this amount, $175 was recorded in the statement of comprehensive loss under financing expenses for the year ended December 31, 2024.

On April 4, 2024, the Company, issued a $1,500 promissory note (the “Note”) to the Investor pursuant to the terms of SEPA II in exchange for proceeds of $1,455, reflecting an original issue discount of 3% to face value of the Note.

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

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

During the year ended December 31, 2024, the Company issued 190,489 shares of common stock, to the Investor pursuant to the terms of SEPA II valued at $2,706 for gross consideration of $3,135. Following such issuances, the Company issued the Investor the maximum shares allowed to be issued under the Company’s resale registration statement on Form S-1/A effective February 6, 2024.

On May 12, 2025, the Company, entered into a Purchase Agreement (the “Agreement”) with the Investor as part of the SEPA II between the Company and the Investor (the “First Closing”). Pursuant to the Agreement the Investor committed to advance the Company the aggregate principal amount of $3,000, of which (i) up to $1,500 will be made available within 60 days following the date a new registration statement has been filed by the Company with the SEC registering the resale of the shares issuable pursuant to the SEPA II, and (ii) up to $1,500 will be made available within 60 days following the date that said registration statement is declared effective by the SEC (the “Second Closing,” and together with the First Closing, each, a “Closing”). The Second Closing must take place within 180 days of the First Closing.

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

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

As the SEPA II had an initial fair value of zero at inception, no amounts were allocated to this component. Accordingly, all transaction costs associated with the Agreement were attributed to the promissory note and recorded as deferred financing costs, presented as a direct deduction from the carrying amount of the note payable and amortized to financing expense over its term using the effective interest method. As of December 31, 2025, the outstanding balance of the promissory note amounted to $1,162.

The Company considered the guidelines of ASC 815 and determined that the SEPA II contains both purchased put option element and a forward share issuance element, neither element qualifies for equity classification. Accordingly, the Company measures the SEPA II at fair value and recorded changes in fair value in the statements of operations.

As of December 31, 2025, the Company issued 587,661 shares of Common Stock pursuant to the terms of SEPA II valued at $2,356 for gross consideration of $4,166 and recorded $1,811 to the statements of operations. See also Note 24(3).

8.	On November 23, 2023, the Company entered into a consulting agreement with a consultant pursuant to which the consultant will provide the Company with public relations services for a period of three months for a one-time fee in the amount of $5 and subject to the approval of the board of directors of the Company, $10 of restricted shares of the Company’s Common Stock, valued as of the date of the agreement, such shares to be issued in equal monthly installments.

On March 18, 2024, the Company issued the second and the third tranches of 101 shares of common stock. The Company determined the value of the shares and the services provided at $6 and recorded share based compensation expenses during the year ended December 31, 2024.

9.	On September 9, 2024, the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 18,287 and 30,000 shares of common stock, par value $0.0001, respectively. The Company estimated the value of the shares issued at $464 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the year ended December 31, 2024.

10.	On December 23, 2024, the Company issued 10,000 shares of common stock to the Company’s chairman of the board, and 1,429 shares of common stock to each of six members of the board of directors, under the 2022 Incentive Plan. The Company estimated the value of the shares issued at $171 based on the share price of the date of the board approval and recorded $171 as share based compensation expenses during the year ended December 31, 2024.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

11.	On January 2, 2025, the Company consummated a Private Placement transaction (the “PIPE Agreement”) contemplated by the securities purchase agreement, dated December 10, 2024, and issued 48,691 shares; pre-funded warrants to purchase 129,883 shares; and warrants to purchase 267,858 shares of the Company’s common stock at an exercise price of $8.40. The Company received gross proceeds of $1,500 as a result of such issuances.

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

On March 14, 2025, holders of warrants to purchase 20,835 shares of common stock exercised their warrants at an exercise price of $8.40 for total consideration of $175. In connection with the exercise, the Company calculated the fair value of the exercised warrants as of the date of exercise and recognized a non-cash gain of approximately $539, reflecting the difference between the carrying amount of the warrant liabilities and their fair value at the time of exercise.

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

On September 22, 2025, the Company effected the Reverse Stock Split. Pursuant to Section 2(e) of the warrant agreement (“Stock Combination Event Adjustment”), the Reverse Stock Split resulted in a reduction of the exercise price to $5.2 per share and a corresponding increase in the number of warrant shares, which represented an economic modification of the warrants. Accordingly, the Company calculated the fair value of the remaining warrant liabilities on the date of the Reverse Stock Split, in the amount of $152.

For the year ended December 31, 2025, the Company recorded a non cash gain of approximately $7,000, which attributable to the change in fair value of the remaining warrant liabilities, as reflected in the statement of comprehensive loss.

As of December 31, 2025, the Company calculated the fair value of the remaining warrant liabilities in the amount of $113.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

The fair value of the warrant liabilities was determined using a Black-Scholes option pricing module. The assumptions used to perform the calculations are detailed below:

Month	Expected volatility (%) (*)	Risk free interest rate	Expected dividend yield	Expected term of options (years)	Exercise price (US dollars)	Share price (US dollars)	Fair value (U.S. dollars)
January, 2025	140.61%	4.38%	0.0%	5.5	$8.40	$37.45	$9,651
March, 2025	151.68%	4.09%	0.0%	5.3	$8.40	$10.85	$212
May, 2025	156.95%-159.21%	3.87%-4.17%	0.0%	5.10-5.16	$8.40	$9.45-$23.8	$22-$1,092
June, 2025	157.30%-157.96%	3.79%- 4.04%	0.0%	5.00-5.04	$8.40	$8.05-$8.4	$223-$429
July 28, 2025	156.54%	3.96%	0.0%	4.93	$8.40	$9.35	$65
September, 2025	154.63%-155.19%	3.68%-3.74%	0.0%	4.75-4.77	$5.2-$8.4	$3.72-$5.19	$232-$385
December 31, 2025	152.35%	3.73%	0.0%	4.5	$5.2	$1.68	$113

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

12.	On May 11, 2025 the board of directors of the Company approved the issuance of an equity grant to executive officers and consultants amounting to a total of 25,715 and 100,002 shares of common stock, par value $0.0001, respectively. The shares were issued on May 12, 2025. The Company determined the value of the shares issued at $1,955 based on the share price on the approval date, which recognized as share base compensation expenses.

13.	On July 31, 2025, the Company issued an aggregate of 85,716 shares of common stock to three consultants in consideration of investor relations and business development services to be provided over an 18-month period, pursuant to consulting agreements, dated July 31, 2025. The shares issued are subject to a lock-up schedule whereby the restrictive legends on the shares become eligible for removal, subject to applicable law, as follows: 28,572 shares upon the six-month anniversary of the grant date, 28,572 shares upon the nine-month anniversary, and 28,572 shares upon the twelve-month anniversary. The Company determined the value of the shares issued at $714 based on the share price on the agreement date, of which $199 was recognized as share base compensation expenses, and the remaining $515 was recorded as prepaid expenses.

14.	On October 20, 2025, the Company completed the acquisition of 100% of the share capital of MitoCareX.

The total consideration transferred consisted 1,171,942 shares of the Company’s Common Stock, representing approximately 40% of the Company’s fully diluted share capital at the closing date (see also Note 4).

15.	On December 15, 2025, the Company issued an aggregate of 60,000 shares of common stock to three consultants in consideration of investor relations services to be provided over a 12-month period, pursuant to consulting agreements, entered into in November 2025. The Company determined the value of the shares issued at $191 based on the share price on the board’s approval date, of which $19 was recognized as share base compensation expenses, and the remaining $172 was recorded as prepaid expenses.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 16 – SHARE BASED COMPENSATION

On October 18, 2018, the Company adopted the 2018 Share Incentive Plan (the “2018 Equity Incentive Plan”), pursuant to which the Company’s board of directors is authorized to grant options to purchase an aggregate of 752 shares of Common Stock of the Company. The purpose of the 2018 Equity Incentive Plan is to offer attract and retain the best available personnel, provide incentive to individuals who perform services for the Company and promote the success of the Company’s business.

On July 1, 2020, the Board approved an increase to the share option pool under the 2018 Equity Incentive Plan by 406 shares of Common Stock, such that after the increase the total number of shares of Common Stock issuable under the Plan is 1,158 shares of Common Stock.

On August 29, 2022, the Company adopted the 2022 Share Incentive Plan (the “2022 Share Incentive Plan”), pursuant to which the Company’s board of directors is authorized to grant options to purchase up to 4,082 shares of Common Stock. The purpose of the 2022 Share Incentive Plan is (1) to afford an incentive to service providers of the Company or any affiliate of the Company, which now exists or is hereafter is organized or acquired by the Company or its affiliates, to continue as service providers, (2) to increase their efforts on behalf of the Company or its affiliates and (3) to promote the success of the Company’s business, by providing such service providers with opportunities to acquire a proprietary interest in the Company through the issuance of shares or restricted shares of Common Stock, and by the grant of options to purchase shares, restricted share units and other share-based awards.

On July 31, 2023, the board of directors approved and on October 2, 2023, the Company’s stockholders approved an amendment to the Company’s 2022 Share Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the 2022 Share Incentive Plan by an additional 26,531 shares of Common Stock.

On September 9, 2024, the board of directors of the Company approved the issuance of an equity grant to executive officers and a consultant under the 2022 Share Incentive Plan of an aggregate of 18,287 shares of Common Stock. See note15(9) above).

On September 9, 2024, the board of directors approved and on November 3, 2024, the Company’s stockholders approved an amendment to the Company’s 2022 Share Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the 2022 Share Incentive Plan by an additional 314,286 shares of Common Stock.

On December 23, 2024, the board of directors of the Company approved the issuance of an equity grant to directors under the 2022 Share Incentive Plan of aggregate of 18,574 shares of Common Stock. See note15(10) above).

On December 23, 2024, the board of directors of the Company approved the issuance of an equity grant to employee under the 2022 Share Incentive Plan of an option to purchase 286 shares of Common Stock at an exercise price of $7.54 per share. One-third of the shares subject to the options vest and become exercisable on the first anniversary of the vesting commencement date determined by the board, and on each subsequent one year anniversary thereafter, over two years provided the employee remains employed by the Company on each such vesting date.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 16 – SHARE BASED COMPENSATION (continued)

The fair value of options granted during 2024 was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

2024

Dividend yield	0
Expected volatility (%) (*)	122%
Risk-free interest rate (%) (**)	4.36%
Expected term of options (years) (***)	5.99
Exercise price (US dollars)	0.22
Share price (US dollars)	0.22
Fair value (US dollars in thousands)	2

(*)	The expected volatility was based on the historical volatility of the share price of the Company.
(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.
(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

On May 11, 2025, the board of directors of the Company approved the issuance of an equity grant to executive officers and a consultant under the 2022 Share Incentive Plan of an aggregate of 34,287 shares of Common Stock. See note15(12) above).

On October 23, 2025, the board of directors approved and on December 16, 2025, the Company’s stockholders approved an amendment to the Company’s 2022 Share Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the 2022 Share Incentive Plan by an additional 750,000 shares of Common Stock.

On October 20, 2025, the Company granted 146,493 Restricted Stock Units (The “RSU”) to Mr. Alon Silberman under the Company’s 2022 Share Incentive Plan. The shares represent approximately 5% of the Company’s outstanding share capital on a fully diluted basis as of immediately following the Closing date. The restricted shares vest in three equal installments on each of the first, second and third anniversaries of the Closing date, subject to his continued employment with MitoCareX.

The Company calculated the fair value of the RSU using the B&S option pricing model with the following assumptions:

October 20, 2025

Dividend yield	0
Expected volatility (%) (*)	188.86%
Risk-free interest rate (%) (**)	3.47%
Expected term of options (years) (***)	1.98
Share price (US dollars)	4.13
Fair value (US dollars in thousands)	497

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 16 – SHARE BASED COMPENSATION (continued)

(*)	The expected volatility was based on the historical volatility of the share price of the Company.
(**)	The risk-free interest rate represented the risk-free rate of $ zero – coupon US Government Loans.
(***)	Due to the fact that the Company does not have sufficient historical exercise data, the expected term was determined based on the “simplified method”.

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31,2023	793	829.15
Granted	286	7.54
Exercised	-	-
Forfeited	(24)	926.10
Expired	(215)	926.10
Outstanding at December 31,2024	840	829.15
Granted	-	-
Exercised	-	-
Forfeited	(37)	844.90
Expired	-	-
Outstanding on December 31, 2025	803	525.51
Number of options exercisable on December 31, 2025	612	689.15

The aggregate intrinsic value of the awards outstanding as of December 31, 2025 and 2024 is $0 and less than $1, respectively. These amounts represent the total intrinsic value, based on the Company’s stock price of $1.68 and $8.68 as of December 31, 2025 and 2024, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The total fair value estimation of the non-cash compensation of the 2024 grant was approximately $2. Expenses incurred in respect of stock-based compensation for employees and directors, for the year ended December 31, 2025 and 2024 were $1. A full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2025, there were options to purchase 641 shares available for future grants under the 2018 Equity Incentive Plan and options to purchase 864,700 shares available for future grants under the 2022 Share Incentive Plan

During the year ended December 31, 2025, the Company recorded share-based compensation expense of $91 related to the RSUs granted to Mr. Alon Silberman. As of December 31, 2025, total unrecognized compensation cost related to non-vested RSUs amounted to $407. The cost is expected to be recognized over a weighted average period of 1.44 years.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 17 – RESEARCH AND DEVELOPMENT EXPENSES

	Year ended December 31
	2025	2024
Salaries and related expenses	121	-
Professional services	54	-
Laboratory and field tests	4	-
	179	-

NOTE 18 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31
	2025	2024

Professional services	2,091	1,791
Salaries and related expenses	36	-
Share based compensation	2,386	1,055
Legal expenses	337	218
Insurance	138	157
Rent and office maintenance	26	9
Registration fees	83	52
Depreciation	1	-
Other expenses	11	1
	5,109	3,283

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 19 – FINANCING EXPENSES (INCOME), NET

	Year ended December 31
	2025	2024

Interest income	(*)	(55)
Interest on loans	114	93
Share issuance expenses	1,510	176
Currency exchange differences	(82)	37
Bank charges and other finance expenses, net	3	1
	1,545	252

NOTE 20 – INCOME TAX

A.	The Company is subject to taxation in multiple jurisdictions, primarily in the United States, Israel and Italy. The U.S. federal income tax rate of 21%, in addition to applicable state income taxes.

Income generated in Israel is subject to a statutory tax rate of 23%.

Income generated in Italy is subject to a statutory tax rate of 24%.

The Company, MitoCareX Bio Ltd, Save Foods Ltd and Storage 1 S.R.L. have not received final tax assessments since their inception although the tax reports of the Company for the years through December 31, 2015 and of Save Foods Ltd for the years through December 31, 2017 are deemed to be final. $771 (all attributable to the United States) will expire in 2037, while the remaining NOLs may be carried forward indefinitely, subject to applicable tax law limitations.

As of December 31, 2025 and 2024, the Company and subsidiaries have estimated carry forward losses for tax purposes of approximately $37,328 and $31,202, respectively. For 2025, the estimated carry forward losses consist of approximately $15,385 attributable to the United States, $21,493 attributable to Israel and $450 attributable to Italy of which $771 can be offset against taxable income generated until 2037 and $36,648 can be offset against future taxable income, if any.

For 2024, the estimated carry forward losses consist of approximately $14,667 attributable to the United States and $16,535 attributable to Israel.

B.	The following is a reconciliation between the theoretical tax on pre-tax loss, at the income tax rate applicable to the Company (federal tax rate) and the income tax expense reported in the financial statements:

	Year ended December 31
	2025	2024
	US Dollars

Loss from continuing operations before tax	3,613	4,319
Federal tax rate	21%	21%
Income tax computed at the federal income tax rate	759	907
Non-deductible expenses	(* )	-
Share-based compensation	(19)	-
Differences in corporate income tax rates	28	-
Remeasurement of deferred taxes for foreign currency effects	(36)	-
Changes in valuation allowance	(714)	(907)
Income tax benefit	18	-

(*)	Less than $1 thousand

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 20 – INCOME TAX (continued)

C.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes and for carryforwards. Significant components of the Company’s deferred assets and liabilities are as follows:

	Year ended December 31
	2025	2024
	US Dollars

Composition of deferred tax assets:

Employees and related institutions	23	2
Operating loss carry-forwards	8,282	6,883
Operating lease liabilities	8	2
Share-based compensation	627	182
Others	560	47
Total deferred tax assets	9,500	7,116

Composition of deferred tax liabilities:
Right-of-use asset	(7)	(2)
Total deferred tax liabilities	(7)	(2)

Net deferred tax assets	9,493	7,114
Valuation allowance	(9,493)	(7,114)
	-	-

The net change during the year ended December 31, 2025 in the total valuation allowance amounted to $2,379. The change in valuation includes amounts attributable to continuing operations, discontinued operations and the acquisition of a MitoCareX in October 2025.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 21 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of Common Stock used in computing basic and diluted loss per Common Stock for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31
	2025	2024
	Number of shares

Net loss from continuing operation attributable to stockholders	(3,443)	(4,165)
Net loss from discontinued operations attributable to stockholders	(561)	(1,028)
Net loss attributable to stockholders	(4,004)	(5,193)

Net loss from continuing operation attributable to stockholders	(3,443)	-
Adjustment for change in fair value of warrant liabilities	(2,429)	-
Adjusted net loss from continuing operations used for diluted loss per share	(5,872)	-

Weighted average number of shares of Common Stock used in basic loss per share (1)	1,132,707	187,215
Effects of dilutive securities	155,542	-
Weighted average number of shares used in diluted earnings (loss) per share	1,288,249	187,215

Basic loss per share from continuing operations attributable to stockholders	(3.04)	(22.25)
Basic loss per share from discontinued operations attributable to stockholders	(0.50)	(5.49)
Basic loss per share attributable to stockholders	(3.54)	(27.74)

Diluted loss per share from continuing operations attributable to stockholders	(8.11)	(22.25)
Diluted loss per share from discontinued operations attributable to stockholders	(0.50)	(5.49)
Diluted loss per share attributable to stockholders	(8.61)	(27.74)

(1)	The increase in the weighted average number of shares of common stock outstanding for the year ended December 31, 2025 compared to 2024 reflects shares issued in connection with the MitoCareX acquisition, issuances of common stock under the Company’s PIPE Agreement and SEPA II (including shares issued upon the exercise of warrants issued as part of the PIPE Agreement), and issuances of common stock to service providers and officers.

(2) For purposes of calculating diluted loss per share from continuing operations for the year ended December 31, 2025, the Company adjusted net loss from continuing operations attributable to stockholders to exclude changes in the fair value of warrant liabilities recorded during the year, as the warrants are assumed to be exercised for diluted EPS purposes.

(3) For the year ended December 31, 2024, all potentially dilutive securities were anti-dilutive and therefore excluded from the computation of diluted loss per share. For the year ended December 31, 2025, potentially dilutive securities were included in the computation of diluted earnings per share from continuing operations as their effect was dilutive after adjusting the numerator for the change in the fair value of warrant liabilities.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 22 – RELATED PARTIES

A.	Transactions and balances with related parties and officers:

	Year ended December 31
	2025		2024

General and administrative expenses:
Directors’ compensation	428		535
Salaries and fees to officers	973		595
Total General and administrative expenses	1,401	(*)	1,130	(*)

(*) Includes share base compensation	551		349

Research and development expenses:
Salaries and fees to officers	112		-
	112	(*)	-

(*) Includes share base compensation	72		-

B.	Balances with related parties and officers:

	As of December 31,
	2025	2024

Other accounts payables	146	89

C.	Other information:

1.	Mr. David Palach serves as the Company’s Chief Executive Officer pursuant to an employment agreement. As of December 31, 2025, his monthly salary is equivalent to approximately $8, subject to the terms of the agreement.

During the years ended December 31, 2025 and 2024, the Company recognized compensation expense in respect of Mr. Palach totaling $130 and $106, respectively, including discretionary bonuses of $18 and $30, respectively.

On May 12, 2025 and September 12, 2024, the Company issued to Mr. Palach 17,143 and 9,143 shares of Common Stock, respectively, and recognized share-based compensation expense of $267 and $88, respectively.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 22 – RELATED PARTIES (continued)

2.	Mr. Weiss Amitay serves as the Chairman of the Board pursuant to an employment agreement. As of December 31, 2025, his monthly salary is equivalent to approximately $9, subject to the terms of the agreement.

During the years ended December 31, 2025 and 2024, the Company recognized compensation expense in respect of Weiss Amitay totaling $145 and $133, respectively, including discretionary bonuses of $18 and $30, respectively.

On December 23, 2024 the Company issued to Mr. Weiss 10,000 shares of Common Stock, and recognized share-based compensation expense of $92.

3.	Each member of the Board (excluding the Chairman) is entitled to a quarterly fee of $10 (plus VAT), effective January 1, 2025. On December 23, 2024 the Company issued to each member of the Board (excluding the Chairman) 1,429 shares of Common Stock, and recognized share-based compensation expense un the aggregate amount of $79.

4.	On April 18, 2022, Save Foods Ltd. entered into a consulting agreement with Shlomo Zakai CPA, pursuant to which Ms. Lital Barda provides chief financial officer services.

As of December 31, 2025, the Consultant is entitled to a monthly fee reflecting a 15% increase approved in November 2024.

During the years ended December 31, 2025 and 2024, the Company recognized compensation expense for Ms. Barda totaling $120 and $92, respectively, including discretionary bonuses of $15 for 2024.

NOTE 23 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

This segment’s structure reflects the financial information and reports used by the Company’s management, specifically its chief operating decision maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s reportable segments are not aggregated.

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

As of December 31, 2024, the Company had two reportable segments: (i) Pathogen prevention and prolong shelf life, and (ii) the N2O emissions Global warming solutions. The Pathogen prevention operating segment consisted of Save Food Ltd. and the Global warming solutions operating segment consisted of NTWO OFF Ltd.

As of December 31, 2025, the Company no longer operates in the N₂O emissions Global warming solutions segment, following the sale of NTWO OFF Ltd. in April 2025. Accordingly, this activity has been classified as a discontinued operation in accordance with ASC 205-20 and is excluded from continuing operations for all periods presented. In addition, Save Foods Ltd.’s operations were classified as discontinued operations as the Company is committed to a plan to sell the subsidiary and classified its assets and liabilities as held for sale as of December 31, 2025. The disposal represents a strategic shift that has a major effect on the Company’s operations and financial results. As a result of the disposal of NTWO OFF Ltd., the classification of Save Foods Ltd.’s operations as discontinued operations, and the acquisition of MitoCareX in October 2025, the Company reassessed its operating and reportable segments in accordance with ASC 280, Segment Reporting. As a result, the Company determined that it has two reportable segments as of December 31, 2025: (i) Biotechnology activity, and (ii) Renewable energy projects. The Biotechnology operating segment consists of MitoCareX from the acquisition date, and the Renewable energy projects operating segment consists of NITO Renewable Energy, Inc. and Solar photovoltaic joint venture project.

The CODM evaluates performance and allocates resources based primarily on segment operating loss. Prior period segment information has been recast to conform to the current year presentation.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 23 – SEGMENT REPORTING (continue)

The following table presents information about the Company’s reportable segments for the years ended December 31, 2025 and 2024:

	Year ended
	December 31
	2025	2024

Revenue from biotechnology activity	-	-
Cost related to biotechnology activity (*)	(169)	-
Salaries and related expenses related to biotechnology activity	(157)
Operating loss from Biotechnology activity	(326)	-

Revenue from renewable energy projects	-	-
Cost related to renewable energy projects (**)	(340)	-
Operating loss from renewable energy projects	(340)	-

Professional services	(1,727)	(1,791)
Share base compensation	(2,386)	(1,055)
Change in fair value of contingent consideration	1,136
Depreciation	(1)	-
Other general and administrative expenses	(586)	(437)
Total Operating loss	(4,230)	(3,283)

Interest of loans	(77)	-
Financing expenses, net	(1,468)	(252)
Other income	1,811	428
Changes in fair value of investments measured under the fair value option	351	(1,212)
Net loss before tax	(3,613)	(4,319)
Income taxes	18	-
Net loss	(3,595)	(4,319)

(*)	Costs related to biotechnology activity primarily consist of subcontractors engaged in research and development activities.
(**)	Costs related to renewable energy projects primarily consist of expenses incurred for subcontractors providing professional services.

B.	Information on Long-Lived Assets - Property, Plant and Equipment Intangible Assets and ROU assets by geographic areas:

The following table presents the locations of the Company’s long-lived assets as of December 31, 2025 and 2024:

	Year ended December 31
	2025	2024

Israel	4,453	-
United States	16	8
Italy	725	-
	5,194	8

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands, except share and per share data)

NOTE 24 – SUBSEQUENT EVENTS

1.	On January 8, 2026, the Company issued 35,000 shares of common stock pursuant to a new consulting agreement to a consultant in consideration of investor relations services provided to the Company.

2.	On January 13, 2026, the Company entered into a Securities Exchange Agreement (the “Agreement”) with Voice Assist, Inc. (“Voice Assist”) pursuant to which the Company agreed to transfer to Voice Assist approximately 98% of the issued and outstanding share capital of Save Foods Ltd., subject to customary closing conditions.

The consideration to be received by the Company consists of shares of Voice Assist common stock representing 19.99% of Voice Assist on a fully diluted basis as of immediately following the closing.

In addition, the Company entered into a Services Agreement with Voice Assist pursuant to which the Company will provide advisory and related services. The consideration under the Services Agreement includes deferred cash payments contingent upon future financing transactions of Voice Assist, royalty-based consideration from future projects, and contingent proceeds related to certain claims, as defined in the agreement.

On March 15, 2026, the Company closed the transaction for the sale of 100% of Company’s equity interests in Save Foods Ltd., in which the Company previously held approximately 98% of its share capital.

3.	On January 22, 2026, the Company issued 1,387,193 shares of common stock to the Investor pursuant to the terms of the SEPA II for consideration of $2,896. See also Note 15(7).

4.	On February 9, 2026, the board approved the issuance of an equity grant to executive officers and director of an aggregate of 316,286 shares of Common Stock.

5.	On February 23, 2026, the Company issued 600,000 shares of common stock to consultants in consideration of various investor relations and business development services provided to the Company.

6.	On January 26, 2026 the board of directors approved the change in the name of the Company to “Nexentis Technologies Inc.” (the “Name Change”) and the change in the trading symbol of the Company to “NXTS” on the Nasdaq Capital Market (the “Symbol Change”).

The Name Change and the Symbol Change took effect on the Nasdaq Capital Market on February 26, 2026.

