Form 10-Q
period 2026-03-31
Nexentis Technologies Inc.
filed 2026-05-14
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-40403

NEXENTIS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	26-4684680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Pinhas Sapir St. 3, Kiryat HaMada, Ness Ziona, Israel	7403626
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2026, the registrant had 730,459 shares of common stock, par value $0.0001 per share, outstanding (as adjusted following the reverse split of the Company’s common stock at a ratio of 1:7 that became effective on April 8, 2026).

Nexentis Technologies Inc.

Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”) including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	Our efforts to complete and integrate current and/or future acquisitions and joint ventures, which could disrupt our current business activities and adversely affect our results of operations or future growth;

●	Regulatory and compliance changes may adversely impact Solterra’s operations and our joint venture value;

●	Joint venture and partnership risks may affect Solterra’s projects and our joint venture value;

●	Our ability to successfully develop and commercialize MitoCareX’s products and obtain required regulatory approvals;

●	Our ability to obtain the additional capital required to fund MitoCareX’s development programs;

●	Operational and business opportunities available to us following the acquisition of MitoCareX;
●	Our relationships with third parties, including those that support MitoCareX’s operations;

●	International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States or Israel;

●	The evolution of our business strategy may not be successful and we may require additional financing, have increased operational costs or experience other financial harm to our business and financial condition;

●	The effects of geopolitical events, including instability or the escalation of armed conflicts in the Middle East, including the security situation in Israel;

●	Our ability to attract and retain sufficient, qualified personnel;

●	Our ability to obtain or maintain patents or other appropriate protection for the intellectual property;

●	Our ability to adequately support future growth;

●	Potential product liability or intellectual property infringement claims;

●	Portfolio concentration;

●	Our ability to comply with the continued listing requirements of the Nasdaq Capital Market;

●	The market price of our common stock;

●	International expansion of our business and operations; and

●	Information with respect to any other plans and strategies for our business.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Nexentis,” “we,” “us,” “our,” or “our company” refer to Nexentis Technologies Inc., and Save Foods Ltd., our former 98.48% owned subsidiary (“Save Foods”), and MitoCareX Bio Ltd., our wholly owned subsidiary (“MitoCareX”) and our wholly owned subsidiary, NITO Renewable Energy, Inc. (“NITO Renewable”), which owns 70% of SB Storage 1 S.R.L.

3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NEXENTIS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2026

NEXENTIS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2026

USD IN THOUSANDS

5

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	4,299	3,832
Restricted cash	37	37
Investment in marketable securities (Note 5 (2), 6)	1,902	239
Accounts receivable	130	134
Short term loan (Note 5(1))	436	396
Prepaid expenses	894	961
Other current assets	525	166
Assets held for sale	-	249
Total Current assets	8,223	6,014

Long term prepaid expenses	121	161
Right-of-use asset arising from operating leases	14	16
Property and equipment, net	89	26
Solar photovoltaic joint venture project (Note 5)	2,779	2,744
Solar projects under development	845	725
Goodwill (Note 4)	-	6,291
Intangible asset (Note 3)	4,328	4,428
Total assets	16,399	20,405
Liabilities and Shareholders’ Equity
Current Liabilities
Short term loan (Note 10 (2))	364	740
Accounts payable	23	6
Other liabilities	1,325	416
Current warrant liabilities	28	78
Liabilities held for sale	-	194
Total current liabilities	1,740	1,434

Non current operating lease liabilities	6	8
Credit facility (Note 9)	103	237
Stock purchase warrants liability (Note 10(1))	41	113
Contingent considerations (Note 3)	929	2,141
Deferred taxes liability	719	742
Total liabilities	3,538	4,675
Stockholders’ Equity (**)
Common stock, $ 0.0001 par value (“Common Stock”): 495,000,000 shares authorized as of March 31, 2026 and December 31, 2025; issued and outstanding 730,459 and 396,386 shares as of March 31, 2026 and December 31, 2025, respectively.	*	*
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; issued and outstanding 0 shares as of March 31, 2026 and December 31, 2025.	-	-
Additional paid-in capital	58,144	54,605
Foreign currency translation adjustments	(35)	(38)
Accumulated deficit	(45,137)	(38,557)
Total Company’s stockholders’ equity	12,972	16,010
Non-controlling interests	(111)	(280)
Total stockholders’ equity	12,861	15,730
Total liabilities and stockholders’ equity	16,399	20,405

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for seven (7) reverse stock split in April 2026 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025

Operating expenses:

Research and development expenses	(275)	-
General and administrative expenses, exclusive of depreciation and amortization	(1,899)	(503)
Change in fair value of contingent consideration	343	-
Goodwill impairment	(6,291)	-
Depreciation and amortization	(103)	-
Operating loss	(8,225)	(503)
Financing expense, net	(100)	(716)
Other income	386	-
Changes in fair value of investments measured under the fair value option (Notes 5, 6, 7)	492	103
Net loss before tax	(7,447)	(1,116)
Income taxes	23	-
Net loss from continuing operation	(7,424)	(1,116)
Net gain (loss) from discontinued operations (Note 8)	835	(141)
Net loss	(6,589)	(1,257)
Less: Net loss attributable to non-controlling interests	9	64
Net loss attributable to the Company’s stockholders’ equity	(6,580)	(1,193)

Loss per share from continuing operations (basic) (*)	(12.10)	(15.87)
Profit (loss) per share from discontinued operations (basic) (*)	1.36	(2.13)
Total loss per share (basic)	(10.74)	(18.00)

Weighted average number of shares of Common Stock outstanding - basic (*)	612,715	66,264

Loss per share from continuing operations (diluted) (*)	(12.10)	(83.12)
Profit (loss) per share from discontinued operations (diluted) (*)	1.36	(2.13)
Total loss per share (diluted)	(10.74)	(85.25)

Weighted average number of shares of Common Stock outstanding – diluted (*)	612,715	101,975
Comprehensive income (loss):
Net loss	(6,589)	(1,257)
Other comprehensive loss - Foreign currency translation adjustments	4	(6)
Comprehensive income (loss)	(6,585)	(1,263)
Other comprehensive income (loss) attributable to non-controlling interests	9	66
Comprehensive loss attributable to the Company’s stockholders	(6,576)	(1,197)

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in April 2026 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares (**)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2025	396,386	*	54,605	(38)	(38,557)	16,010	(280)	15,730

Issuance of shares for purchase agreement	198,172	*	2,511	-	-	2,511	-	2,511
Issuance of shares for services	135,901	*	938	-	-	938	-	938
Share based compensation	-	-	90	-	-	90	*	90
Deconsolidation of Save foods Ltd	-	-	-	-	-	-	177	177
Foreign currency translation adjustments	-	-	-	3	-	3	1	4
Comprehensive loss for the period	-	-	-	-	(6,580)	(6,580)	(9)	(6,589)
BALANCE AT MARCH 31, 2026	730,459	*	58,144	(35)	(45,137)	12,972	(111)	12,861

	Number of shares (**)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2024	49,478	*	39,328	(26)	(34,553)	4,749	(176)	4,573

Issuance of shares for private investment in public equity (PIPE) agreement	20,515	*	1	-	-	1	-	1
Warrant exercises	2,978	*	387	-	-	387	-	387
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(4)	-	(4)	(2)	(6)
Comprehensive loss for the period	-	-	-	-	(1,193)	(1,193)	(64)	(1,257)
BALANCE AT MARCH 31, 2025	72,971	*	39,716	(30)	(35,746)	3,940	(242)	3,698

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for seven (7) reverse stock split in April 2026 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(6,589)	(1,257)
Adjustments required to reconcile net loss for the year to net cash used in operating activities:
Depreciation and amortization	82	3
Issuance of shares to employees and service providers	894	-
Share based compensation to employees and directors	90	*
Gain from standby equity purchase agreement II	(386)	-
Expenses from standby equity purchase agreement II	-	24
Interest in respect of loans	324	6
Gain from deconsolidation of subsidiary	(880)	-
Goodwill impairment	6,291
Change in fair value of warrant liability	(50)	103
Change in fair value of credit facility liability	(134)	(94)
Change in fair value of PIPE’s warrant liability	(72)	624
Change in fair value of investment in nonconsolidated affiliate	-	(179)
Change in fair value of convertible loan	(40)	4
Change in fair value of solar project	18	(82)
Change in fair value of marketable securities	(472)	77
Change in fair value of contingent considerations	(343)	-
Increase in accounts receivable, net	-	(52)
Decrease in inventory	(3)	6
Decrease (increase) in prepaid expenses and other current assets	(46)	23
Decrease in accounts payable	(12)	(8)
Decrease in other liabilities	(91)	(7)
Decrease in operating lease expense	4	2
Change in operating lease liability	(4)	(2)
Net cash used in operating activities	(1,419)	(809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in solar projects under development	(116)	(564)
Purchase of property	(71)	-
Decrease in cash as a result of loss of control	(210)	-
Short term loan granted	-	(250)
Solar photovoltaic joint venture project	(53)	(362)
Net cash used in investing activities	(450)	(1,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	1,105
Repayment of credit facility	-	(248)
Proceeds from PIPE Agreement	-	1,500
Proceeds from exercise of warrants from PIPE Agreement	-	175
Repayments of promissory note	(700)	-
Proceeds from standby equity purchase agreement, net	2,896	-
Net cash provided by financing activities	2,196	2,532

Effect of exchange rate changes on cash and cash equivalents	(4)	(9)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	323	538

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,013	2,209

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	4,336	2,747
Cash paid during the year for:
Interest	-	77
Non cash transactions:
Initial recognition of operating lease liability and a corresponding right-of- use asset	-	24
Reclassification of warrant liabilities to equity upon exercise of warrants	-	212
Issuance of shares for future services	43	-
Investment in marketable securities in exchange for shares of a subsidiary	1,192	-

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements

NEXENTIS TECHNOLOGIES INC.

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

On January 13, 2026, the Company, entered into a securities exchange agreement with Voice Assist, Inc., a public company incorporated under the laws of the State of Nevada (“Voice Assist”). On March 15, 2026, the Company closed the transaction for the sale of 100% of the Company’s equity interests in Save Foods Ltd., in which the Company previously held approximately 98% of its share capital. see Note 7 below.

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

On October 20, 2025, the Company completed the acquisition of 100% of the share capital of MitoCareX Bio Ltd. an Israeli private company (“MitoCareX”).

The Company’s Common Stock is listed on The Nasdaq Capital Market under the symbol “NXTS”.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

B.	Reverse stock split

On April 8, 2026, the Company effected a 1-for-7 reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”).

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

All shares, stock option, warrants and per share information in these consolidated financial statements have been restated to reflect the Reverse Stock Split on a retroactive basis.

C.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $45 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2026, management currently is of the opinion that its existing cash will be sufficient to fund operations through the first quarter of 2027. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

D.	Israel –war

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

In April 2026, a ceasefire agreement was reached; however, the ceasefire remains fragile and the overall security situation in Israel and the region continues to be uncertain.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2026, and its results of operations changes in stockholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Use of Estimates

The preparation of unaudited condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to impairment assessment of intangible assets and goodwill and calculation of fair value of the financial instruments. A change in estimates, including a change in the overall market value of the Company, could require reassessments of the items noted above.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During the three months ended March 31, 2026, the Company deconsolidated Save Foods Ltd. as of the date control was lost.

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

Investment in equity securities

Investments in equity securities with readily determinable fair values, for which the Company does not have the ability to exercise significant influence over the investee, are accounted for in accordance with ASC 321, Investments—Equity Securities, and are measured at fair value. Changes in fair value are recognized in the unaudited condensed consolidated statements of operations. Fair value is generally determined based on quoted market prices when available.

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

Intangible assets with finite lives are amortized using the straight-line basis over their useful lives, to reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

As of March 31, 2026, a non-cash goodwill impairment loss of $6.3 million, was recognized for the MitoCareX reporting unit, for further detail see Note 4.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assets are categorized and evaluated for impairment at the lowest level of identifiable cash flows. In the event that the sum of the expected future undiscounted cash flows expected to be generated by the long-lived assets is less than the carrying amount of such assets, an impairment charge would be recognized and the assets would be written down to their estimated fair values. The Company did not record any impairment of long-lived assets for any of the periods presented.

NEXENTIS TECHNOLOGIES INC.

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	247	-	-	247
Investment in Voice Assist	1,655	-	-	1,655
Solar photovoltaic joint venture project	-	-	2,779	2,779
Convertible loan to Solterra	-	-	436	436
Total assets	1,902	-	3,215	5,117

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	239	-	-	239
Solar photovoltaic joint venture project	-	-	2,744	2,744
Convertible loan to Solterra	-	-	396	396
Total assets	239	-	3,140	3,379

The following table presents the changes in fair value of the level 3 assets for the period from December 31, 2025 through March 31, 2026:

	Solar photovoltaic joint venture project	Convertible loan to Solterra	Total
Assets:
Outstanding at December 31, 2025	2,744	396	3,140
Additions during the period	53	-	53
Changes in fair value	(18)	40	22
Outstanding at March 31, 2026	2,779	436	3,215

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Contingent considerations	-	-	929	929
Stock purchase warrants liability	-	-	41	41
Warrant liabilities to Pure Capital	-	-	28	28
Credit facility	-	-	103	103
Total liabilities	-	-	1,101	1,101

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Contingent considerations	-	-	2,141	2,141
Stock purchase warrants liability	-	-	113	113
Warrant liabilities to Pure Capital	-	-	78	78
Credit facility	-	-	237	237
Total liabilities	-	-	2,569	2,569

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2025 through March 31, 2026:

	Stock purchase warrants liability	Warrant liabilities to Pure Capital	Credit facility	Contingent considerations	Total
	US$
Liabilities:
Outstanding at December 31, 2025	113	78	237	2,141	2,569
Reclassification of contingent considerations liabilities to other payables	-	-	-	(869)	(869)
Changes in fair value	(72)	(50)	(134)	(343)	(599)
Outstanding at March 31, 2026	41	28	103	929	1,101

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 3 – CONTINGENT CONSIDERATION AND INTANGIBLE ASSET

On October 20, 2025, the Company completed the acquisition of MitoCareX from SciSparc Ltd., Dr. Alon Silberman and Prof. Ciro Leonardo Pierri (collectively, the “Sellers”), which became a wholly-owned subsidiary of the Company. For additional information regarding the acquisition and the purchase price allocation, see Note 4 to the Company’s annual consolidated financial statements for the year ended December 31, 2025.

As part of the consideration for the acquisition, the Sellers are entitled to receive additional shares of the Company’s Common Stock, for no additional consideration, in an aggregate amount of up to 25% of the issued and outstanding capital stock of the Company on a fully-diluted basis calculated immediately following the closing date, subject to MitoCareX meeting certain milestones (the “Contingent share consideration”).

The Company concluded that the Contingent share consideration failed the indexation guidance of ASC 815-40 and was classified as a liability. The liability is remeasured to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The Contingent share consideration was calculated as of March 31, 2026, at approximately $393.

In addition, as additional consideration for the acquisition, the Sellers are entitled to receive, collectively, 30% of the gross proceeds of each financing transaction closed by the Company within five years from the closing date, up to a maximum aggregate amount of $1,600 (the “Contingent cash consideration”). The Contingent cash consideration is remeasured to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The Contingent cash consideration was calculated as of March 31, 2026, at approximately $536, after giving effect to the reclassification of the portion of the Contingent cash consideration that became fixed as a result of financing transactions completed during the period, as described below.

During the three months ended March 31, 2026, as a result of financing transactions completed during the period and the achievement of the first milestone, a portion of the cash-settled contingent consideration became fixed and was no longer subject to fair value remeasurement. Accordingly, the Company reclassified $863 from contingent consideration liabilities measured at fair value to accrued expenses and other payables. The remaining contingent cash and share consideration liabilities continue to be measured at fair value at each reporting date. As of March 31, 2026, the shares issuable upon achievement of the first milestone had not yet been issued.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – GOODWILL IMPAIRMENT ASSESSMENT

As of March 31, 2026, the Company performed an interim quantitative goodwill impairment analysis for the “MitoCareX” reporting unit, to which the Company’s goodwill is allocated, due to indicators identified during the period, including, among other things, a significant decline in the price of the Company’s Common Stock and corresponding market capitalization since the Company’s most recent goodwill impairment assessment, the Company’s market capitalization being below its stockholders’ equity, as well as increased uncertainty in the macroeconomic and geopolitical environment. Due to these indicators, the Company engaged a third-party valuation specialist to assist management in performing the quantitative goodwill impairment assessment as of March 31, 2026.

The quantitative assessment was performed by measuring the reporting unit’s fair value using the income approach, based on the expected present value of estimated future cash flows. The fair value measurement is categorized as Level 3 within the fair value hierarchy due to the use of unobservable inputs, such as financial projections, terminal growth rate, and discount rate. In applying the income approach, the Company evaluated the reasonableness of the inputs and outcomes of its discounted cash flow analysis against available market data. As part of this analysis, the Company concluded that the discount rate used in the current impairment analysis reflects higher market-based and MitoCareX-specific risk premiums, which are associated with changes in global macroeconomic conditions in 2026, including heightened geopolitical risks related to operations in the Middle East, particularly the conflict between Israel and Iran.

The results of the impairment analysis indicated that the carrying value of the MitoCareX reporting unit was in excess of its fair value. Therefore, the Company recorded a non-cash impairment loss of $6.3 million under “goodwill impairment” in the Condensed Consolidated Statements of Operations.

NOTE 5 – INVESTMENT AND LOAN TO SOLTERRA

1.	On June 30, 2024, the Company entered into a 24 month Loan Agreement with Solterra Renewable Energy Ltd. (“Solterra”) and other lenders, under which the Company committed €375 thousands (approximately $406) out of a total €500 thousands principal amount. The loan bears annual interest of 7%, payable beginning June 30, 2025. Solterra shall have the option to convert the loan into shares of Solterra Energy Ltd. (“SE”), at the lowest price per share under which SE raises capital during the period from the Loan Agreement date through conversion. If the loan is not converted or repaid in full within nine months from the closing date of the merger involving SE, the interest rate increases to 12% per annum. On October 28, 2025, the Company entered into an amendment to the Loan Agreement, pursuant to which the accrued interest through June 30, 2025 was added to the loan principal and bears interest from that date.

The Company elected to account for the Loan Agreement under the fair value option in accordance with ASC 825. As of March 31, 2026, the Company estimated the fair value of the Loan Agreement at $436, based on a third-party valuation applying a 26.9% market discount rate for similar loans.

The Company’s chairman of the board of directors also serves as a director of SE.

2.	During 2024, the Company acquired 267,000 shares of SE.

The investment is measured at fair value accordance with ASC 321. The fair value of the investment as of March 31, 2026 was $247, based on quoted prices in active markets.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT

1.	On July 31, 2024, the Company entered into a Loan and Partnership Agreement with Horizons RES PE1 UG (haftungsbeschränkt) & Co. KG a German partnership (the “Partnership”), Solterra, and other lenders, under which the Company committed €1,560 thousands (approximately $1,716) loan for solar energy projects. The loan bears interest of 7% annually and matures upon the earlier of the sale of the Partnership or five years from the agreement date. The Company’s loan is secured by a lien on Solterra’s interests in the Partnership, and all loans from Solterra are subordinated. The lenders are entitled to 50% of the Partnership’s profits, with the Company entitled to 25% through one of several profit rights alternatives.

During 2025, the Company and the other lenders entered into several amendments and additional loan agreements in connection with the Germany project, pursuant to which the Company committed to provide additional funding, including €19 thousand under a bridge loan, €450 thousand under Addendum No. 2, and €210 thousand under an additional loan agreement dated December 24, 2025. Such additional amounts generally bear interest at 7% annually and are intended to support the development of the battery energy storage system and photovoltaic facility, including activities aimed at achieving Ready-to-Build status.

As of March 31, 2026, the Company has funded €1,500 thousands (approximately $1,733).

The Company’s interest in the Partnership was evaluated under ASC 810-10, and the Company determined that the Partnership is not subject to consolidation by the Company. Accordingly, the Partnership is not consolidated in the Company’s consolidated financial statements.

The Company elected to account for the Loan and Partnership Agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the Loan and Partnership Agreement using a third-party appraiser and various assumptions such as, probability of completion of the project based on key milestones, scenarios for the expected project’s cash realization value (including expected power of the project, selling price per megawatt, and loan repayment dates). The projected net cash flows were discounted using an interest rate appropriate for similar projects. The result was adjusted to the probability for the completion of the project as of the valuation date. The interest rate was determined at 8.91% as of March 31, 2026. The Company calculated the Loan Agreement and the fair value of the Company’s interest in the Partnership and Loan amounted to €2,228 thousands (approximately $2,574) as of March 31, 2026.

2.	On May 6, 2025, the Company, together with other investors, entered into a loan agreement with Soltra Renewable Energies Ltd. (the “Borrower”), an Israeli traded company, to finance the development of a battery storage project in Poland known as the “Pikozow Project.” Under the agreement, the Company extended a loan in the principal amount of €150 thousands (approximately $177).

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SOLAR PHOTOVOLAIC JOINT VENTURE PROJECT (continued)

The Company elected to account for the loan agreement under the fair value option in accordance with ASC 825. The Company estimated the fair value of the loan using a third-party appraiser and various assumptions such as probability of the event the project would be sold to a third party as well as the probability that it would not be sold. The valuation incorporated two probability weighted scenarios, each discounted using a different interest rate reflecting the risk profile of the scenario. As of March 31, 2026, the fair value of the loan agreement was estimated at €177 thousand, approximately $204, based on discount rates of 19.61% and 18.96%.

NOTE 7 – SHARE EXCHANGE TRANSACTION AND INVESTMENT IN VOICE ASSIST, INC.

On January 13, 2026, the Company entered into a Securities Exchange Agreement with Voice Assist, Inc. (“Voice Assist”), pursuant to which the Company agreed to transfer to Voice Assist approximately 98% of the issued and outstanding share capital of Save Foods Ltd., subject to customary closing conditions.

In addition, the Company entered into a Services Agreement with Voice Assist pursuant to which the Company will provide advisory and related services. The consideration under the Services Agreement includes deferred cash payments contingent upon future financing transactions of Voice Assist, royalty-based consideration from future projects, and contingent proceeds related to certain claims, as defined in the agreement. The Services Agreement does not have a specified termination date. The Company expects its continuing involvement under the Services Agreement to continue for as long as the advisory and related services are required by Voice Assist and the related contingent consideration arrangements remain in effect; however, the Company cannot reasonably estimate the exact period during which such involvement will continue.

On March 15, 2026, the Company closed the transaction for the sale of its equity interests in Save Foods Ltd., in which the Company previously held approximately 98% of its share capital. As a result of the closing and the terms of the agreement, the Company lost control of Save Foods Ltd. and deconsolidated Save Foods Ltd. as of March 15, 2026.

The consideration received by the Company consisted of 60,198,540 shares of Voice Assist common stock, representing 19.99% of Voice Assist on a fully diluted basis as of immediately following the closing, however, as a result of Voice Assist’s capital structure, including outstanding preferred shares that carry voting rights greater than those of the common stock, the Company’s voting interest in Voice Assist is lower than its percentage ownership on a fully diluted basis. The fair value of the Voice Assist shares received was approximately $1,192, based on the quoted market price of Voice Assist’s common stock on the closing date.

The Company evaluated whether it has the ability to exercise significant influence over Voice Assist in accordance with ASC 323. Based on the Company’s ownership percentage and other relevant facts and circumstances, including the absence of board representation, participation in policy-making processes, or other rights to participate in operating or financial decisions of Voice Assist, the Company concluded that it does not have significant influence over Voice Assist.

Accordingly, the investment in Voice Assist is accounted for as an equity security in accordance with ASC 321 and is measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

As of March 31, 2026, the fair value of the Company’s investment in Voice Assist was approximately $1,655, based on quoted prices in active markets.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 –DISCONTINUED OPERATIONS

Disposal of Save Foods Ltd.

During 2025, the Company committed to a plan to sell Save Foods Ltd. (the Company’s pathogen prevention and shelf-life extension segment) and determined that the disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operations of Save Foods Ltd. were classified as discontinued operations in accordance with
ASC 205-20.

On March 15, 2026, the Company closed the transaction for the sale of its equity interests in Save Foods Ltd., in which the Company previously held approximately 98% of its share capital. Following the closing, the Company lost control of Save Foods Ltd. and deconsolidated Save Foods Ltd. as of March 15, 2026 see also Note 7.

As of March 31, 2026, following the closing of the transaction, the assets and liabilities of Save Foods Ltd. were no longer included in the Company’s consolidated balance sheet.

During the three months ended March 31, 2026, the Company recognized a gain from deconsolidation of Save Foods Ltd. of approximately $880, which is included in net gain from discontinued operations.

Results of operations of Save Foods Ltd. included in discontinued operations were as follows:

	Three months ended
	March 31
	2026	2025

Revenues from sales of products	60	66
Cost of sales	(2)	(14)
Gross profit	58	52

Research and development expenses	-	(20)
Selling and marketing expenses	(28)	(46)
General and administrative expenses	(72)	(101)
Operating income (loss)	(42)	(115)
Finance expenses, net	(3)	(26)
Gain (loss) before gain from deconsolidation	(45)	(141)
Gain from deconsolidation of subsidiary	880	-
Net gain (loss) from discontinued operations	835	(141)
Less: net loss from discontinued operations attributable to non-controlling interests	1	2
Net income (loss) from discontinued operations attributable to the Company	836	(139)

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 –DISCONTINUED OPERATIONS (continued)

Cash flows from discontinued operations for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31
	2026	2025

Net cash used in operating activities	(27)	(127)

NOTE 9 – CREDIT FACILITY

On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to €6,000 thousand (approximately $7,020) (the “Pure Capital Credit Facility”), of which €2,000 (approximately $2,340) thousand may be used for the Loan and Partnership Agreement in Germany, and the remaining €4,000 thousand (approximately $4,680) for other pre-approved projects. The facility bears annual interest of 7%, payable in advance and deducted from each drawdown, for a period of 24 months.

The facility will expire upon full drawdown or five years from the agreement date, whichever occurs first. Borrowed amounts are to be repaid from project proceeds or 33% of proceeds from other Company financings during the drawdown period. As of March 31, 2026, the Company drew down gross amounts of €234 thousands (approximately $271).

In connection with the Pure Capital Credit Facility, the Company issued a five-year warrant to the Lender. In accordance with the anti-dilution provisions of the warrant agreement and following the Company’s entry into the PIPE Agreement, the exercise price of the warrant was adjusted during 2025. As adjusted to reflect the 1-for-7 reverse stock split effected on April 8, 2026, the warrant was exercisable for 7,552 shares of Common Stock at an exercise price of $24.5 per share. The Company determined that the warrant is not indexed to the Company’s own stock and, accordingly, is accounted for as a liability measured at fair value at each reporting date. Changes in fair value are recognized in the consolidated statements of operations.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 9 – CREDIT FACILITY (continued)

The Company estimated the fair value of the warrant liability as of March 31, 2026 and December 31, 2025, using the Black-Scholes option pricing model.

The assumptions used to perform the calculations are detailed below:

Fair value of warrant liability	March 31, 2026	December 31, 2025
Expected volatility (%) (*)	155.79%	152.35%
Risk-free interest rate (%)	3.92%	3.73%
Expected dividend yield	0.0%	0.0%
Expected term of options (years)	4.5	4.75
Exercise price (US dollars)	$24.5	$24.5
Share price (US dollars)	$4.62	$11.76
Fair value (U.S. dollars)	$28	$78

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

During the three months ended March 31, 2026, the Company did not make any additional drawdowns or repayments under the Pure Capital Credit Facility.

The Company elected to account for the loans drawn under the Pure Capital Credit Facility under the fair value option in accordance with ASC 825. The Company estimated the fair value of the loans drawn under the Pure Capital Credit Facility using a third-party appraiser and the assumptions were based on repayment scenario analysis that considered various possible outcomes regarding the timing of sale of the project and estimations regarding the Company’s future fundraising.

As of March 31, 2026 the interest rate was determined, among other things, using the Ba2 yield curve, at 19.3% for the loan’s remaining term and the fair value of the loans drawn under the Pure Capital Credit Facility, determined at €89 thousand (approximately $103).

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS

1.	On January 2, 2025, the Company consummated a Private Placement transaction contemplated by the securities purchase agreement, dated December 10, 2024, and issued 6,956 shares; pre-funded warrants to purchase 18,555 shares; and warrants to purchase 38,266 shares of the Company’s common stock at an exercise price of $58.80. The Company received gross proceeds of $1,500 as a result of such issuances.

The number of shares, pre-funded warrants and warrants, as well as the exercise prices presented in this note, have been adjusted to reflect the 1-for-7 reverse stock split effected on April 8, 2026.

The Company considered the guidelines of ASC 815 and determined that the warrants issued in the Private Placement meet the definition of a liability and were therefore classified as warrant liabilities in the balance sheet. The pre-funded warrants were classified as equity.

During 2025, certain holders exercised warrants, and the Company remeasured the related warrant liabilities through the respective exercise dates. During the three months ended March 31, 2026, there were no exercises of warrants.

The warrant liabilities are measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

The fair value of the warrant liabilities was determined using a Black-Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

Month	Expected volatility (%) (*)	Risk free interest rate	Expected dividend yield	Expected term of options (years)	Exercise price (US dollars)	Share price (US dollars)	Fair value (U.S. dollars)
March 31, 2026	158.94%	3.92%	0.0%	4.25	$36.4	$4.62	$41

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

2.	On May 12, 2025, the Company, entered into a Purchase Agreement (the “Agreement”) with YA II PN, Ltd. (the “Investor”) as part of the Standby Equity Purchase Agreement dated as of December 22, 2023 (the “SEPA II”)

On August 12, 2025, pursuant to the Purchase Agreement, the Company issued a promissory note in the principal amount of $1,500 to the Investor. On August 19, 2025, the Company filed a registration statement on Form S-1 with the SEC, which was declared effective on August 22, 2025. The note bears interest at 8% per annum and matures 12 months from issuance. As the SEPA II had an initial fair value of zero at inception, no amounts were allocated to this component. Accordingly, all transaction costs associated with the Purchase Agreement were attributed to the promissory note and recorded as deferred financing costs, presented as a direct deduction from the carrying amount of the note payable and amortized to financing expense over its term using the effective interest method. During the three months ended March 31, 2026, the Company repaid $700 of the outstanding promissory note. As of March 31, 2026, the outstanding principal balance of the promissory note amounted to $451, and it carrying amount, net of deferred financing costs, amounted to $364.

On January 22, 2026, the Company issued 198,172 shares of Common Stock pursuant to the terms of the SEPA II. The shares were valued at $2,511, and the Company received net proceeds of $2,896, after a 6% discount from gross consideration of $3,081. In connection with this issuance, the Company recorded other income in the amount of $386 in the consolidated statements of operations. Following this issuance, the Company had issued the full amount under the registration statement on Form S-1 declared effective on August 22, 2025.

3.	On January 8, 2026, the Company issued 5,000 shares of common stock pursuant to a new consulting agreement to a consultant in consideration of investor relations services provided to the Company. The Company estimated the value of the shares issued at $57 based on the share price of the date of the board resolution of which $14 was recorded as share based compensation expenses during the three months ended March 31, 2026, and the remaining $43 was recorded as prepaid expenses.

4.	On February 9, 2026 the board of directors of the Company approved the issuance of an equity grant to executive officers, Company’s chairman of the board and consultant amounting to a total of 45,185 shares of common stock. The Company estimated the value of the shares issued at $323 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the three months ended March 31, 2026.

5.	On February 23, 2026, the Company issued an aggregate of 85,716 shares of common stock outside of the Plan to three consultants, pursuant to board resolution, dated February 20, 2026. The Company estimated the value of the shares issued at $558 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the three months ended March 31, 2026.

6.	During the three months ended March 31, 2026, the Company recorded share base compensation expenses in General and Administrative expenses in the amount of $164 related to shares issued by the Company to service providers by December 31, 2025.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	119	3,741.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(27)	52.75
Outstanding at March 31, 2026	92	3,741.73
Number of options exercisable at March 31, 2026	92	3,741.73

The aggregate intrinsic value of the awards outstanding as of March 31, 2026 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $4.62 as of March 31, 2026, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

On October 20, 2025, the Company granted 20,928 restricted stock units (“RSUs”) to Mr. Alon Silberman under the Company’s 2022 Share Incentive Plan. The RSUs vest in three equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued employment with MitoCareX.

Costs incurred in respect of stock-options and RSUs compensation for employees and directors for the three months ended March 31, 2026 and 2025 were $90 and less than $1, respectively.

NOTE 12 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31
	2026	2025
General and administrative expenses:
Directors’ compensation	239	100
Salaries and fees to officers	359	79
Total General and administrative expenses	(*) 598	179

(*) of which share based compensation	341	-

Research and development expenses:
Salaries and fees to officers	130	-
	(*) 130	-

(*) Includes share base compensation	72	-

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2026	2025

Other accounts payables	719	146

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 13 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

As of March 31, 2026, the Company has two reportable segments: (i) Biotechnology activity, and (ii) Renewable energy projects. The Biotechnology operating segment consists of MitoCareX from the acquisition date, and the Renewable energy projects operating segment consists of NITO Renewable Energy, Inc. and Solar photovoltaic joint venture project.

The CODM evaluates performance and allocates resources based primarily on segment operating loss. Prior period segment information has been recast to conform to the current year presentation.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31
	2026	2025

Revenue from biotechnology activity	-	-
Cost related to biotechnology activity (*)	(125)	-
Salaries and related expenses related to biotechnology activity	(256)	-
Amortization of intangible asset	(100)	-
Operating loss from Biotechnology activity	(481)	-

Revenue from renewable energy projects	-	-
Cost related to renewable energy projects	(4)	(71)
Operating loss from renewable energy projects	(4)	(71)

Professional services	(423)	(238)
Share base compensation	(1,149)	(41)
Change in fair value of contingent consideration	343	-
Goodwill impairment	(6,291)	-
Depreciation	(3)	-
Other general and administrative expenses	(217)	(153)
Total Operating loss	(8,225)	(503)

Interest of loans	-	(77)
Financing expenses, net	(100)	(639)
Other income	386	-
Changes in fair value of investments measured under the fair value option	492	103
Net loss before tax	(7,447)	(1,116)
Income taxes	23	-
Net loss	(7,424)	(1,116)

(*)	Costs related to biotechnology activity primarily consist of subcontractors engaged in research and development activities.

NOTE 14 – SUBSEQUENT EVENTS

1.	On April 8, 2026, the Company effected a 1-for-7 reverse stock split of its outstanding shares of common stock. As a result of the reverse stock split, every seven shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and fractional shares were rounded to the nearest whole number. The authorized number of shares of common stock and the par value per share remained unchanged.

All share, stock option, warrants and per share information presented in these consolidated financial statements has been retroactively adjusted to reflect the reverse stock split for all periods presented. See also Note 1B.

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

Overview

We are focused on sustainable operations in various industries such as oncology biotechnology and solar projects. Our activities are advancing innovative oncology solutions through MitoCareX to improve cancer treatment outcomes.

We currently operate through our wholly owned Israeli subsidiary and our Nevada wholly-owned subsidiary and collaborate and invest in a joint venture in the solar energy sector:

MitoCareX, which has been our wholly owned subsidiary since October 2025, develops and advances targeted small-molecule therapeutics for oncology by focusing on the mitochondrial SLC25A protein family. MitoCareX’s solutions are designed to inhibit specific SLC25A mitochondrial carrier proteins that play a key role in cellular energy metabolism, thereby disrupting cancer cell growth and survival. We are currently focused on Non-Small Cell Lung Cancer (NSCLC) and utilize structural biology in combination with computational chemistry to design drug candidates that selectively bind to our SLC25A targets of interest. Our approach leverages our proprietary MITOLINE™ algorithm, which enables the reliable generation of 3D molecular structural models across all 53 human SLC25A proteins and allows for large-scale virtual screening of molecules against these targets. MITOLINE™ provides a platform-level capability to identify new mitochondrial carrier targets and develop novel therapeutics in areas where no FDA-approved SLC25A-directed therapies currently exist. A key advantage of our platform is its ability to address the historical lack of structural data that has limited drug discovery efforts targeting SLC25A proteins, thereby expanding the druggable target space within mitochondrial biology. By enabling rational, structure-guided inhibitor discovery at scale, MitoCareX’s solutions are designed to unlock new treatment opportunities in NSCLC and potentially other oncology and disease indications associated with mitochondrial dysfunction.

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

On January 13, 2026, we entered into a Securities Exchange Agreement (the “SF Agreement”) with Voice Assist, Inc., a public company incorporated under the laws of the State of Nevada (“Voice Assist”), and, for certain limited purposes set forth therein, Save Foods. On January 13, 2026, we also entered into a Services Agreement with Voice Assist (the “Services Agreement”), pursuant to which we will provide non-exclusive general advisory, support, collaboration and related services to Voice Assist from time to time for consideration consisting of deferred cash from future Voice Assist financings (subject to a $1,000,000 cap), royalty consideration on “New Future Projects” (as defined in the Services Agreement) over specified periods, and a share of any “Ecolab Gross Proceeds” (as defined in the Services Agreement) related to the Ecolab Claim, and the Services Agreement includes successor obligations with respect to royalty consideration and a term through calendar year 2026 with the Company’s extension rights until consideration is fully received. On March 15, 2026, we closed the SF Agreement (the “Closing”). At the Closing, we transferred to Voice Assist all of the ordinary shares of Save Foods owned by us, representing approximately 98% of the issued and outstanding ordinary share capital of Save Foods, free and clear of any encumbrances and Voice Assist delivered to us number of shares of common stock of Voice Assist, par value $0.001 per share, that represented 19.99% of Voice Assist shares of common stock.

We currently own 19.99% of Voice Assist.

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

Recent Developments

Special General Meeting

On April 30, 2026, we held a special general meeting of stockholders (the “Special General Meeting”). A total of 3,129,968 shares of common stock, representing approximately 61.23% of the shares outstanding and entitled to vote, were present in person or represented by proxy, constituting a quorum.

At the Special General Meeting, stockholders considered and approved the following proposals: (i) Proposal No. 1, to approve the amendment to our Articles of Incorporation, as amended (the “Reverse Split Amendment”), implementing one or more reverse stock splits of the issued and outstanding shares of our common stock (the “Reverse Stock Split”) at a ratio of not less than 1-for-2 and not more than 1-for-500 (the “Reverse Split Range”), and to grant our board of directors (the “Board”) the discretionary authority to determine the exact ratio of the Reverse Stock Split within the Reverse Split Range and by such number of increments, and to effect the Reverse Split Amendment at such times and dates, if at all, as to be determined by the Board in its sole discretion (the “Reverse Stock Split Proposal”). (ii) Proposal No. 2, to approve the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of 20% below the market price of our common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d) (the “Equity Issuance Proposal”). (iii) Proposal No. 3, to approve, for Nasdaq Marketplace Rule 5635(d) purposes, the potential issuance of shares of common stock upon exercise of warrants that may be issued under an amendment to our facility agreement with L.I.A. Pure Capital Ltd. (the “Facility Amendment Proposal”).(iv) Proposal No. 4, to approve the authorization of an adjournment of the Special General Meeting to a later date or dates, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the Reverse Stock Split Proposal, the Equity Issuance Proposal, or the Facility Amendment Proposal.

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

Issuances of common stock

On January 8, 2026, we issued 5,000 shares of common stock pursuant to a new consulting agreement to a consultant in consideration of investor relations services provided to us.

On January 22, 2026, we issued 198,172 shares of common stock to YA II PN, Ltd., pursuant to the terms of the Standby Equity Purchase Agreement dated December 22, 2023 for net proceeds of $2,896.

On February 9, 2026, our Board approved the issuance of an equity grant to executive officers and consultant of an aggregate of 28,572 shares of common stock.

On February 9, 2026, we issued 16,613 shares of common stock to the chairman of the Board.

On February 23, 2026, we issued 85,716 shares of common stock to consultants in consideration of various investor relations and business development services provided to us.

Name Change and the Symbol Change

On January 26, 2026, our Board approved our name change to “Nexentis Technologies Inc.” which became effective on The Nasdaq Capital Market on February 26, 2026. Our common stock was traded on the Nasdaq Capital Market under the symbol “NITO” until February 25, 2026. On February 26, 2026, in connection with our name change on February 26, 2026, our stock began trading under the symbol “NXTS”.

Reverse Stock Split

On September 25, 2025, at the special meeting of stockholders of the Company held on said date, the stockholders approved a proposal authorizing our Board of directors, in its sole discretion, to amend our Amended and Restated Certificate of Incorporation, at any time within one year after stockholder approval is obtained, to effect a reverse stock split of the issued and outstanding shares of our common stock, $0.0001 par value per share, by a ratio of no less than 1-for-2 and no more than 1-for-150, with the exact split ratio to be determined by the Board in its sole discretion without further approval or authorization of our stockholders. After the special meeting, the Board determined that it is in the best interests of the Company and its stockholders to effectuate a reverse stock split of our common stock at a ratio of one-for-seven (1-for-7) (the “April 2026 Reverse Stock Split”). On April 8, 2026, our common stock began trading on the Nasdaq Capital Market on the post-April 2026 Reverse Stock Split basis. The April 2026 Reverse Stock Split was implemented to increase the per share price and bid price of the Company’s common stock to regain compliance with the continued listing requirements of Nasdaq and make the common stock more attractive to certain institutional investors.

As a result of the April 2026 Reverse Stock Split, every seven (7) shares of issued and outstanding common stock automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the April 2026 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the April 2026 Reverse Stock Split were rounded up to the next whole number.

All share, stock option, and per share information presented in these consolidated financial statements have been retroactively adjusted to reflect the April 2026 Reverse Stock Split.

Results of Operations

The 2025 comparative amounts presented below have been recast to reflect the classification of the Company’s Save Foods and NTWO OFF Ltd. operations as discontinued operations. Accordingly, the results of these discontinued operations are excluded from continuing operations. Unless otherwise indicated, the discussion below relates only to the Company’s continuing operations.

Operating Expenses

Our current operating expenses consist of five components - research and development expenses, general and administrative expenses, change in fair value of contingent consideration, goodwill impairment and depreciation and amortization.

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses such as field tests.

	Three Months Ended March 31,
U.S. dollars	2026	2025
Salaries and related expenses	205,000	-
Subcontractors	12,000	-
Laboratory and Field tests	29,000	-
Other expenses	29,000	-
Total	275,000	-

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

	Three Months Ended March 31,
U.S. dollars	2026	2025
Professional services	599,000	369,000
Share based compensation	1,149,000	41,000
Salaries and related expenses	51,000	-
Legal expenses	39,000	27,000
Insurance	31,000	37,000
Registration fees	16,000	19,000
Other expenses	14,000	10,000
Total	1,899,000	503,000

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Research and Development Expenses

Research and development expenses consist of Salaries and related expenses, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended March 31, 2026 were $275,000, compared to no research and development expenses for the three months ended March 31, 2025. The increase was attributable to research and development activities following the acquisition of MitoCareX in October 2025, including personnel-related expenses and costs associated with its ongoing development programs.

General and Administrative Expenses

General and administrative expenses consisted primarily of professional services, salaries and related expenses including share based compensation and other non-personnel related expenses, including legal expenses and directors and officers insurance costs. General and administrative expenses for the three months ended March 31, 2026 were $1,899,000, an increase of $1,396,000, or 278%, compared to general and administrative expenses of $503,000 for the three months ended March 31, 2025. The increase was primarily attributable to higher share-based compensation to our employees and service providers, as well as increased professional services and legal expenses, partially offset by a decrease of insurance costs.

Change in fair value of contingent consideration

Change in fair value of contingent consideration for the three months ended March 31, 2026 was a gain of $343,000. The gain is related to the contingent cash and equity consideration recognized in connection with the acquisition of MitoCareX in October 2025. The fair value of the contingent consideration is remeasured at each reporting date, and changes in fair value are recognized in the statement of operations. The gain was primarily attributable to a decrease in the estimated fair value of the contingent consideration, mainly due to certain cash and equity consideration no longer being considered contingent. Specifically, following the Company’s financing activities, certain cash consideration became payable and was reclassified out of contingent consideration. In addition, following MitoCareX’s achievement of the first milestone, the related equity consideration became payable and was no longer included in the fair value measurement of contingent consideration.

Goodwill impairment

Goodwill impairment expenses consisted of a non-cash impairment loss of $6.3 million recognized in connection with the goodwill related to the MitoCareX reporting unit during the three months ended March 31, 2026. The impairment loss was recognized following the Company’s interim goodwill impairment assessment performed during the first quarter of 2026, which was triggered by impairment indicators, including a sustained decline in the Company’s share price and market capitalization. Based on the assessment, the carrying amount of the MitoCareX reporting unit exceeded its estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2026 was $103,000, compared to $0 for the three months ended March 31, 2025. The increase was attributable to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX in October 2025 as part of the purchase price allocation.

Financing expenses, Net

Financing expenses, net for the three months ended March 31, 2026 was $100,000, a decrease of $616,000 or 86%, compared to financing expenses, net of $716,000 for the three months ended March 31, 2025. The decrease is mainly a result of a decrease in financing expenses related to changes in the fair value of PIPE’s warrant liability and credit facility.

Income taxes

Income tax benefit for the three months ended March 31, 2026 was $23,000. The tax benefit is primarily attributable to a reduction in deferred tax liabilities, and does not reflect taxable income generated from operations. The decrease in deferred tax liabilities was primarily related to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX, which resulted in a corresponding income tax benefit.

Net Loss from continued operations

Net loss from continued operations for the three months ended March 31, 2026 was $7,447,000, compared to $1,116,000 for the three months ended March 31, 2025, an increase of $6,331,000, or 567%. The increase in net loss from continued operations was mainly due to the recognition of a non-cash goodwill impairment loss related to the MitoCareX reporting unit during the three months ended March 31, 2026.

Net gain (loss) from discontinued operations

Net gain from discontinued operations for the three months ended March 31, 2026 was $835,000, compared to net loss from discontinued operations $141,000 for the three months ended March 31, 2025 an increase of $694,000, or 492%. The increase was primarily attributable to the sale of the Company’s former Save Foods business through a share exchange transaction, which resulted in the elimination of the Company’s negative investment balance in such business. The net loss in the 2025 period related to the operating results of the former Save Foods business, which was classified as discontinued operations during 2025.

Total net loss

As a result of the foregoing, our total net loss for the three months ended March 31, 2026 was $6,589,000 compared to $1,257,000 for the three months ended March 31, 2025, an increase of $5,332,000, or 424%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through March 31, 2026, we have funded our operations, principally with the issuance of equity and debt.

As of March 31, 2026, we had cash and cash equivalents of $4,299,000, as compared to $2,724,000 as of March 31, 2025. As of March 31, 2026, we had a working capital of $6,483,000, as compared to $3,359,000 as of March 31, 2025. The increase in our cash balance is mainly attributable to cash provided by financing activities offset by cash used in operations and cash used in investing activities.

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

On December 22, 2023, we entered into an additional standby equity purchase agreement with the Investor, pursuant to which the Investor has agreed to purchase up to $20 million shares of our common stock for 36 months from the date of the purchase agreement at a price per share equal to 94% of the lowest VWAP of our common stock for the three trading days immediately following the delivery of each advance notice from us. The agreement will terminate automatically on the earlier of January 1, 2027, or when the Investor has purchased an aggregate of $20 million of our shares of common stock. We have the right to terminate the purchase agreement upon five trading days’ prior written notice to the Investor. During 2024, we have sold 27,224 shares of common stock at an average purchase price of $120.49 to the Investor.

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

As of May 14, 2026, we have sold 282,130 shares of common stock at an average purchase price of $26.37 to the Investor.

On October 20, 2025, upon fulfillment of all remaining closing conditions set forth in the Securities Purchase and Exchange Agreement, dated February 25, 2025, as amended on May 18, 2025 and July 23, 2025, by and among the Company, MitoCareX, SciSparc Ltd., Dr. Alon Silberman and Prof. Ciro Leonardo Pierri, and as consideration thereunder, the Company remitted a cash payment in the amount of $700,000 to SciSparc Ltd.

The table below presents our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	(1,419,000)	(809,000)

Net cash used in investing activities	(450,000)	(1,176,000)

Net cash provided by financing activities	2,196,000	2,532,000

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,000)	(9,000)

Increase in cash and cash equivalents	323,000	538,000

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of March 31, 2026, we had an accumulated deficit of $45,137,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

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

Operating Activities

Net cash used in operating activities was $1,419,000 for the three months ended March 31, 2026, as compared to $809,000 for the three months ended March 31, 2025. The increase is mainly attributable to higher cash used to fund operating activities in the three months ended March 31, 2026, including the Company’s current operations following the acquisition of MitoCareX and cash used by the Company’s former Save Foods business prior to its sale on March 15, 2026. The increase was also driven by working capital movements that resulted in additional cash usage, primarily an increase in prepaid expenses and other current assets, and a decrease in other liabilities.

Investing Activities

Net cash used in investing activities was $450,000 for the three months ended March 31, 2026, as compared to net cash used in investing activities of $1,176,000 for the three months ended March 31, 2025. The decrease is mainly attributable to lower investments in solar projects under development and in the solar photovoltaic joint venture project during the 2026 period, as well as short-term loans granted in the 2025 period, while no such loans were granted in the 2026 period. The decrease was partially offset by the purchase of property and cash outflow related to discontinued operations in the 2026 period.

Financing Activities

Net cash provided by financing activities was $2,196,000 for the three months ended March 31, 2026, as compared to net cash provided by financing activities of $2,532,000 for the three months ended March 31, 2025. The decrease was mainly attributable to proceeds received in the 2025 period from a private offering of common stock, the exercise of warrants issued in connection with such private offering and a credit facility, net of repayments. In the 2026 period, net cash provided by financing activities was primarily attributable to net proceeds from the standby equity purchase agreement, partially offset by the repayment of a promissory note.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, following the acquisition of MitoCareX, we included MitoCareX within our existing financial reporting and consolidation controls. The inclusion of MitoCareX did not result in changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially owner of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

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

On February 9, 2026, our Board approved the issuance of an equity grant to executive officers and consultant of an aggregate of 28,572 shares of common stock.

On February 9, 2026, we issued 16,613 shares of common stock to the chairman of the Board

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2026	NEXENTIS TECHNOLOGIES INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Lital Barda
	Name:	Lital Barda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

