Form 10-Q
period 2026-06-30
Nexentis Technologies Inc.
filed 2026-08-13
CIK 1789192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 1,453,333 shares of common stock, par value $0.0001 per share, outstanding (as adjusted following the reverse split of the Company’s common stock at a ratio of 1:7 that became effective on April 8, 2026).

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Nexentis,” “we,” “us,” “our,” or “our company” refer to Nexentis Technologies Inc., and MitoCareX Bio Ltd., our wholly owned subsidiary (“MitoCareX”) and our wholly owned subsidiary, NITO Renewable Energy, Inc. (“NITO Renewable”), which owns 70% of SB Storage 1 S.R.L.

3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NEXENTIS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2026

NEXENTIS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2026

USD IN THOUSANDS

5

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30,	December 31,
	2026	2025
	Unaudited	Audited
A s s e t s
Current Assets
Cash and cash equivalents	7,623	3,832
Restricted cash	40	37
Investment in marketable securities (Note 5 (2), 6)	1,257	239
Accounts receivable	-	134
Short term loan (Note 5(1))	509	396
Prepaid expenses	686	961
Other current assets	280	166
Assets held for sale	-	249
T o t a l Current assets	10,395	6,014

Long term prepaid expenses	121	161
Right-of-use asset arising from operating leases	12	16
Property and equipment, net	86	26
Investment in Solar Photovoltaic joint venture project (Note 5)	2,920	2,744
Investment in solar projects under development	932	725
Goodwill (Note 4)	-	6,291
Intangible asset (Note 3)	4,226	4,428
T o t a l assets	18,692	20,405
Liabilities and Shareholders’ Equity
Current Liabilities
Short term loan (Note 10 (2))	215	740
Accounts payable	33	6
Other liabilities	2,548	416
Current warrant liability	-	78
Liabilities held for sale	-	194
T o t a l current liabilities	2,796	1,434

Non-current operating lease liabilities	4	8
Credit facility (Note 9)	207	237
Non-current warrant liability (Note 9)	7,585	-
Stock purchase warrants liabilities (Note 10(1))	5,238	113
Contingent considerations (Note 3)	385	2,141
Deferred taxes liability	695	742
T o t a l liabilities	16,910	4,675
Stockholders’ Equity (**)
Common stock, $ 0.0001 par value (“Common Stock”):
495,000,000 shares authorized as of June 30, 2026 and December 31, 2025; issued and outstanding 1,453,333 and 396,386 shares as of June 30, 2026 and December 31, 2025, respectively.	*	*
Preferred stock, $ 0.0001 par value (“Preferred Stock”): 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; issued and outstanding 0 shares as of June 30, 2026 and December 31, 2025.	-	-
Additional paid-in capital	58,220	54,605
Foreign currency translation adjustments	(33)	(38)
Accumulated deficit	(56,282)	(38,557)
T o t a l Company’s stockholders’ equity	1,905	16,010
Non-controlling interests	(123)	(280)
T o t a l stockholders’ equity	1,782	15,730
T o t a l liabilities and stockholders’ equity	18,692	20,405

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for seven (7) reverse stock split in April 2026 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(U.S, dollars in thousands except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2026	2025	2026	2025

Operating expenses:

Research and development expenses	(648)	-	(373)	-
General and administrative expenses, exclusive of depreciation and amortization	(3,156)	(3,130)	(1,257)	(2,627)
Change in fair value of contingent consideration	203	-	(139)	-
Goodwill impairment	(6,291)	-	-	-
Depreciation and amortization	(209)	-	(106)	-
Operating loss	(10,101)	(3,130)	(1,875)	(2,627)
Financing expense, net	(8,939)	(2,029)	(8,839)	(1,234)
Other income	386	-	-	-
Changes in fair value of investments measured under the fair value option (Notes 5, 6, 7)	24	(344)	(469)	(526)
Net loss before tax	(18,630)	(5,503)	(11,183)	(4,387)
Income taxes	46	-	23	-
Net loss from continuing operation	(18,584)	(5,503)	(11,160)	(4,387)
Net gain (loss) from discontinued operations (Note 8)	835	(262)	-	(121)
Net loss	(17,749)	(5,765)	(11,160)	(4,508)
Less: Net loss attributable to non-controlling interests	24	63	15	(1)
Net loss attributable to the Company’s stockholders’ equity	(17,725)	(5,702)	(11,145)	(4,509)

Loss per share from continuing operations (basic) (*)	(25.96)	(64.63)	(13.66)	(43.08)
Profit (loss) per share from discontinued operations (basic) (*)	1.17	(3.11)	-	(1.18)
Total loss per share (basic)	(24.79)	(67.74)	(13.66)	(44.26)

Weighted average number of shares of Common Stock outstanding - basic (*)	714,987	84,161	816,136	101,862

Loss per share from continuing operations (diluted) (*)	(25.96)	(127.27)	(13.66)	(43.08)
Profit (loss) per share from discontinued operations (diluted) (*)	0.82	(3.11)	-	(1.18)
Total loss per share (diluted)	(25.14)	(130.38)	(13.66)	(44.26)

Weighted average number of shares of Common Stock outstanding – diluted (*)	1,022,331	102,071	816,136	101,862
Comprehensive income (loss):
Net loss	(17,749)	(5,765)	(11,160)	(4,508)
Other comprehensive loss - Foreign currency translation adjustments	7	(13)	3	(8)
Comprehensive income (loss)	(17,742)	(5,778)	(11,157)	(4,516)
Other comprehensive income (loss) attributable to non-controlling interests	29	67	9	1
Comprehensive loss attributable to the Company’s stockholders	(17,713)	(5,711)	(11,148)	(4,515)

(*)	Adjusted to reflect one (1) for seven (7) reverse stock split in April 2026 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares (**)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2025	396,386	*	54,605	(38)	(38,557)	16,010	(280)	15,730

Issuance of shares (Note 10(2))	198,172	*	2,511	-	-	2,511	-	2,511
Issuance of shares for services	135,901	*	938	-	-	938	-	938
Share based compensation	-	-	90	-	-	90	*	90
Deconsolidation of Save Foods Ltd	-	-	-	-	-	-	177	177
Foreign currency translation adjustments	-	-	-	3	-	3	1	4
Comprehensive loss for the period	-	-	-	-	(6,580)	(6,580)	(9)	(6,589)
BALANCE AT MARCH 31, 2026	730,459	*	58,144	(35)	(45,137)	12,972	(111)	12,861

Issuance of shares (Note 10(6))	311,876	*	-	-	-	*	-	*
Issuance of shares (Note 10(7))	410,998	*	-	-	-	*	-	*
Share based compensation	-	-	70	-	-	70	-	70
Capital contribution from non-controlling interests	-	-	6	-	-	6	2	8
Foreign currency translation adjustments	-	-	-	2	-	2	1	3
Comprehensive loss for the period	-	-	-	-	(11,145)	(11,145)	(15)	(11,160)
BALANCE AT JUNE 30, 2026	1,453,333	*	58,220	(33)	(56,282)	1,905	(123)	1,782

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S, dollars in thousands, except share and per share data)

	Number of shares (**)	Amount	Additional paid-in capital	Foreign currency translation adjustments	Accumulated deficit	Total Company’s stockholders’ equity	Non-controlling interests	Total equity

BALANCE AT DECEMBER 31, 2024	49,478	*	39,328	(26)	(34,553)	4,749	(176)	4,573

Issuance of shares for private investment in public equity (PIPE) agreement	20,515	*	1	-	-	1	-	1
Warrant exercises	2,978	*	387	-	-	387	-	387
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(4)	-	(4)	(2)	(6)
Comprehensive loss for the period	-	-	-	-	(1,193)	(1,193)	(64)	(1,257)
BALANCE AT MARCH 31, 2025	72,971	*	39,716	(30)	(35,746)	3,940	(242)	3,698

Issuance of shares for services	17,967	*	1,955	-	-	1,955	-	1,955
Issuance of shares for purchase agreement	2,758	*	300	-	-	300	-	300
Warrant exercises	29,428	*	4,085	-	-	4,085	-	4,085
Share based compensation	-	-	*	-	-	*	*	*
Foreign currency translation adjustments	-	-	-	(6)	-	(6)	(2)	(8)
Deconsolidation of NTWO OFF Ltd	-	-	-	-	-	-	29	29
Comprehensive loss for the period	-	-	-	-	(4,509)	(4,509)	1	(4,508)
BALANCE AT JUNE 30, 2025	123,124	*	46,056	(36)	(40,255)	5,765	(214)	5,551

(*)	Less than $1 thousand.
(**)	Adjusted to reflect one (1) for seven (7) reverse stock split in April 2026 (see note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

NEXENTIS TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S, dollars in thousands except share and per share data)

	Six months ended
	June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,749)	(5,765)
Adjustments to reconcile net loss to net cash used in operating:
Depreciation and amortization	209	5
Deferred income taxes	(47)	-
Issuance of shares to employees and service providers	909	1,955
Share based compensation to employees and directors	160	1
Gain from sales of property and equipment	-	(3)
Expenses funded by non-controlling interests	8	-
Gain from standby equity purchase agreement II	(386)	-
Expenses from standby equity purchase agreement II	-	182
Interest in respect of loans	375	30
Gain from deconsolidation of subsidiary	(880)	(44)
Goodwill impairment	6,291	-
Change in fair value of non-current warrant liability	7,507	94
Change in fair value of credit facility	(30)	33
Change in fair value of stock purchase warrants warrant liabilities	975	1,632
Change in fair value of investment in nonconsolidated affiliate	-	602
Change in fair value of short term loan	(113)	(101)
Change in fair value of Solar Photovoltaic joint venture project	(97)	(218)
Change in fair value of investment in marketable securities	174	36
Change in fair value of contingent considerations	(210)	-
Decrease (increase) in accounts receivable	130	(52)
Decrease (increase) in inventory	(3)	5
Decrease in prepaid expenses and other current assets	393	84
Increase (decrease) in accounts payable	(28)	1
Increase in other liabilities	454	184
Decrease in operating lease expense	6	9
Change in operating lease liabilities	(6)	(7)
Net cash used in operating activities	(1,958)	(1,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in solar projects under development	(199)	(495)
Purchase of property	(72)	-
Proceeds from sales of property and equipment	-	3
Cash and cash equivalents deconsolidated upon loss of control	(210)	(25)
Short term loan granted	-	(500)
Investment in Solar Photovoltaic joint venture project	(79)	(608)
Net cash used in investing activities	(560)	(1,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	1,105
Repayment of credit facility	-	(439)
Proceeds from issuance of shares and warrants	4,150	1,500
Proceeds from exercise of warrants	-	1,768
Repayments of short term loan	(900)	-
Proceeds from purchase agreement, net	2,896	-
Net cash provided by financing activities	6,146	3,934

Effect of exchange rate changes on cash and cash equivalents	22	(18)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,650	954

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	4,013	2,209

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	7,663	3,163
Cash paid during the year for:
Interest	-	77
Non cash transactions:
Initial recognition of operating lease liability and a corresponding right-of- use asset	-	24
Reclassification of warrant liabilities to equity upon exercise of warrants	-	2,703
Issuance of shares for future credit line	-	300
Issuance of shares for future services	29	-
Investment in marketable securities in exchange for shares of a subsidiary	1,192	-

(*)	Less than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL

A.	Operations

Nexentis Technologies Inc. (formerly N2OFF, Inc.) (the “Company”) was incorporated on April 1, 2009, under the laws of the State of Delaware. On November 6, 2023, the Company was reincorporated into the State of Nevada. The Company’s Common Stock is listed on The Nasdaq Capital Market under the symbol “NXTS”.

The Company is engaged in renewable energy projects through its wholly owned subsidiary NITO Renewable Energy Inc., which was incorporated in the State of Nevada on February 10, 2025. The Company is also engaged in pharmaceuticals operations for the development of targeted cancer therapeutics for Non-Small Cell Lung Cancer, through its wholly-owned subsidiary MitoCareX Bio Ltd. (“MitoCareX”), a private entity incorporated in the State of Israel that the Company acquired on October 20, 2025.

Under its renewable energy operations, on February 24, 2025, the Company entered into a shareholders agreement with Solterra Brand Services Italy SRL (“SB”) and SB Impact 4 LTD (which on April 14, 2025 changed its name to SB Storage 1 S.R.L), a wholly owned subsidiary of SB (“SBI4”) pursuant to which the Company purchased, through its subsidiary NITO Renewable Energy Inc., 70% of SBI4 shares (on a fully diluted basis) from SB.

Additionally, through its 98.48% owned subsidiary, Save Foods Ltd., the Company was previously engaged from April 2009 through March 2026, on the development of solution for the food industry aimed at improving food safety and shelf life of fresh produce. On March 15, 2026, the Company closed a transaction with Voice Assist, Inc., a public company incorporated under the laws of the State of Nevada (“Voice Assist”) for the sale of 100% of the Company’s equity interests in Save Foods Ltd., in which the Company previously held approximately 98%. See Note 7 below.

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

All shares, stock options, warrants and per share information in these consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split on a retroactive basis.

C.	Going concern uncertainty

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $56 million. The Company has financed its operations mainly through financing by the issuance of the Company’s equity from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2026, management currently is of the opinion that its existing cash will not be sufficient to fund its operations for a period longer than 12 months from the date of issuance of these financial statements. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management plans to continue securing sufficient financing through the sale of additional equity securities or capital inflows from strategic partnerships. However, additional funds may not be available when the Company needs them, on favorable terms, or at all. If the Company is unsuccessful in securing sufficient financing, it may need to cease operations.

The financial statements do not include adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

D.	Israel –war

On February 28, 2026, the United States and Israel preemptively attacked Iran to eliminate its nuclear and ballistic missile capabilities. As part of this conflict, Iran launched missile and drone attacks toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter strikes against U.S. forces and allied bases throughout the Gulf region. These events have resulted in civilian casualties and property damage in Israel. In early March 2026, Hezbollah joined the conflict and carried out missile attacks against Israel, leading to Israeli retaliatory strikes and an extended ground incursion, with Israeli forces occupying a zone approximately 10 kilometers deep in southern Lebanon. While temporary ceasefires between the United States, Israel, and Iran, and between Israel and Lebanon, were reached in April 2026, hostilities between Israel and Hezbollah remain ongoing with occasional flare ups between the United States and Iran, there can be no assurance that the temporary ceasefires will be upheld or that a permanent ceasefire will be reached, and the situation remains volatile and highly unstable.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – GENERAL (continued)

As a significant portion of the Company’s activities, including research and development activities conducted through MitoCareX, are located in Israel, and members of the Company’s management and certain employees and consultants are located in Israel, the Company’s operations may be affected by economic, political, geopolitical and military conditions affecting Israel. Any escalation or expansion of the war could have a negative impact on both global and regional conditions and may adversely affect the Company’s business, financial condition, and results of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The condensed interim consolidated financial statements included in this Quarterly Report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations, changes in stockholders’ equity, and cash flows for the six and three months ended June 30, 2026 and 2025. The results of operations for the six and three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2025 included in such Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During the six months ended June 30, 2026, the Company deconsolidated Save Foods Ltd. as of the date control was lost.

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

As of June 30, 2026, a non-cash goodwill impairment loss of $6.3 million, was recognized for the MitoCareX reporting unit, for further detail see Note 4.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	264	-	-	264
Investment in Voice Assist	993	-	-	993
Investment in Solar Photovoltaic joint venture project	-	-	2,920	2,920
Investment in convertible loan to Solterra	-	-	509	509
Total assets	1,257	-	3,429	4,686

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Assets:
Investment in Plantify	-	-	-	-
Investment in Solterra	239	-	-	239
Investment in Solar Photovoltaic joint venture project	-	-	2,744	2,744
Investment in convertible loan to Solterra	-	-	396	396
Total assets	239	-	3,140	3,379

The following table presents the changes in fair value of the level 3 assets for the period from December 31, 2025 through June 30, 2026:

	Solar photovoltaic joint venture project	Convertible loan to Solterra	Total
Assets:
Outstanding at December 31, 2025	2,744	396	3,140
Additions during the period	79	-	79
Changes in fair value	97	113	210
Outstanding at June 30, 2026	2,920	509	3,429

The Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Contingent considerations	-	-	385	385
Stock purchase warrants liability	-	-	5,238	5,238
Warrant liabilities to Pure Capital	-	-	7,585	7,585
Credit facility	-	-	207	207
Total liabilities	-	-	13,415	13,415

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Fair value (continued)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	US$

Liabilities:
Contingent considerations	-	-	2,141	2,141
Stock purchase warrants liability	-	-	113	113
Warrant liabilities to Pure Capital	-	-	78	78
Credit facility	-	-	237	237
Total liabilities	-	-	2,569	2,569

The following table presents the changes in fair value of the level 3 liabilities for the period from December 31, 2025 through June 30, 2026:

	Stock purchase warrants liability	Warrant liabilities to Pure Capital	Credit facility	Contingent considerations	Total
	US$
Liabilities:
Outstanding at December 31, 2025	113	78	237	2,141	2,569
Reclassification of contingent consideration liabilities to other payables	-	-	-	(1,553)	(1,553)
Issuance of warrant liabilities	6,215	-	-	-	6,215
Day-one loss on issuance of warrant liabilities	(2,065)	-	-	-	(2,065)
Changes in fair value, including effect of warrant modification	-	7,507	-	-	7,507
Changes in fair value	975	-	(30)	(203)	742
Outstanding at June 30, 2026	5,238	7,585	207	385	13,415

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

As part of the consideration for the acquisition, the Sellers are entitled to receive additional shares of the Company’s Common Stock, for no additional consideration, in an aggregate amount of up to 25% of the issued and outstanding capital stock of the Company on a fully-diluted basis calculated immediately following the closing date, which was determined to be 139,520 shares of Common Stock subject to MitoCareX meeting certain milestones (the “Contingent share consideration”).

During the six months ended June 30, 2026, the first milestone was achieved, resulting in the Sellers becoming entitled to receive 34,880 shares of the Company’s Common Stock. As of June 30, 2026, such shares had not yet been issued.

The Company concluded that the Contingent share consideration failed the indexation guidance of ASC 815-40 and accordingly this contingent commitment to issue shares was classified as a liability. The liability is remeasured to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The Contingent share consideration was calculated as of June 30, 2026, at approximately $385.

Furthermore, as additional consideration for the acquisition, the Sellers are entitled to receive, collectively, 30% of the gross proceeds of each financing transaction closed by the Company within five years from the closing date, up to a maximum aggregate amount of $1,600 (the “Contingent cash consideration”). The Contingent cash consideration is remeasured to fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

During the six months ended June 30, 2026, financing transactions completed by the Company caused the maximum aggregate Contingent Cash Consideration of $1,600 to become fixed and no longer subject to fair value remeasurement. The Company paid $54 during the period, and the remaining unpaid amount of $1,546 was included in accrued expenses and other payables as of June 30, 2026. Accordingly, no Contingent Cash Consideration remained subject to fair value remeasurement as of June 30, 2026.

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

The results of the impairment analysis indicated that the carrying value of the MitoCareX reporting unit was in excess of its fair value. Therefore, the Company recorded during the six months ended June 30, 2026 a non-cash impairment loss of $6.3 million under “goodwill impairment” in the Condensed Consolidated Statements of Operations.

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

On June 30, 2026, the Company entered into an assignment agreement with Solterra and SE, pursuant to which, subject to the completion of the transaction contemplated by the agreement with Sunflower Renewable Investments Ltd., the Company agreed to assign to SE all of its rights under the Loan Agreement in consideration for an amount equal to the outstanding loan balance, including accrued interest and linkage differences. Upon effectiveness of the assignment, the Company’s conversion right and any other rights under the Loan Agreement were terminated and the Company was repaid the entire outstanding loan principal amount of €375 subsequent to the balance sheet date.

The Company elected to account for the Loan Agreement under the fair value option in accordance with ASC 825. The fair value of the Loan Agreement as of June 30, 2026 was determined, inter alia, based on the contractual settlement amount of €446 thousand (approximately $509).

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – INVESTMENT AND LOAN TO SOLTERRA (continued)

The Company’s chairman of the board of directors also serves as a director of SE.

2.	During 2024, the Company acquired 267,000 shares of SE.

The investment is measured at fair value accordance with ASC 321. The fair value of the investment as of June 30, 2026 was $264, based on quoted prices in active markets.

NOTE 6 – SOLAR PHOTOVOLTAIC JOINT VENTURE PROJECT

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

On June 4, 2026, the parties entered into Addendum No. 3 to the Loan and Partnership Agreement. Subject to the closing of the contemplated transaction involving Sunflower Renewable Investments Ltd., the Addendum provides, among other things, for the repayment of 10% of the outstanding loan and accrued interest, a corresponding 10% reduction in the remaining funding commitment, a reduction in the lenders’ aggregate profit rights from 50% to 45%, and an option to purchase and redeem the lenders’ remaining profit rights. The related closing occurred subsequent to June 30, 2026.

As of June 30, 2026, the Company has funded €1,523 thousands (approximately $1,739).

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

The interest rate was determined at 9.10% as of June 30, 2026. The Company calculated the Loan Agreement and the fair value of the Company’s interest in the Partnership and Loan amounted to €2,394 thousands (approximately $2,735) as of June 30, 2026.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 6 – SOLAR PHOTOVOLTAIC JOINT VENTURE PROJECT (continued)

2.	On May 6, 2025, the Company, together with other investors, entered into a loan agreement with Soltra Renewable Energies Ltd. (the “Borrower”), an Israeli traded company, to finance the development of a battery storage project in Poland known as the “Pikozow Project.” Under the agreement, the Company extended a loan in the principal amount of €150 thousand (approximately $177).

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

The Company elected to account for the loan agreement under the fair value option in accordance with ASC 825. On June 30, 2026, the Company entered into an assignment agreement with Solterra Renewable Energy Ltd. and Solterra Energy Ltd., pursuant to which, subject to the completion of the transaction contemplated by the agreement with Sunflower Renewable Investments Ltd., the Company agreed to assign all of its rights under the loan agreement to Solterra Energy Ltd. in consideration for an amount equal to the outstanding loan balance, including accrued interest and linkage differences. Upon effectiveness of the assignment, all other rights of the Company under the loan agreement, including its rights to participate in future profits from the project, were terminated.

The assignment became effective, and the related consideration was received, subsequent to June 30, 2026. Accordingly, the fair value of the loan as of June 30, 2026 was determined, inter alia, based on the contractual settlement amount of €162 thousand (approximately $185), representing the outstanding principal and accrued interest.

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

As of June 30, 2026, the fair value of the Company’s investment in Voice Assist was approximately $993, based on the quoted market price of Voice Assist’s common stock as of that date. During the six and three months ended June 30, 2026, the Company recognized losses of approximately $199 and $662, respectively, resulting from changes in the fair value of the investment.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 – DISCONTINUED OPERATIONS

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

As of June 30, 2026, following the closing of the transaction, the assets and liabilities of Save Foods Ltd. were no longer included in the Company’s consolidated balance sheet.

During the six months ended June 30, 2026, the Company recognized a gain from deconsolidation of Save Foods Ltd. of approximately $880, which is included in net gain from discontinued operations.

Results of operations of Save Foods Ltd. included in discontinued operations were as follows:

	Six months ended		Three months ended
	June 30		June 30
	2026	2025	2026	2025

Revenues from sales of products	60	66	-	-
Cost of sales	(2)	(17)	-	(2)
Gross profit	58	49	-	(2)

Research and development expenses	-	(29)	-	(9)
Selling and marketing expenses	(28)	(95)	-	(49)
General and administrative expenses	(72)	(247)	-	(146)
Operating income (loss)	(42)	(322)	-	(206)
Finance income (expenses), net	(3)	13	-	39
Other income	-	3	-	3
Gain (loss) before gain from deconsolidation	(45)	(306)	-	(164)
Gain from deconsolidation of subsidiary	880	-	-	-
Net gain (loss) from discontinued operations	835	(306)	-	(164)
Less: net loss from discontinued operations attributable to non-controlling interests	1	5	-	2
Net income (loss) from discontinued operations attributable to the Company	836	(301)	-	(162)

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 8 –DISCONTINUED OPERATIONS (continued)

Cash flows from discontinued operations for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30
	2026	2025

Net cash used in operating activities	(27)	(240)

Net cash used in investing activities	-	3

NOTE 9 – CREDIT FACILITY

On October 1, 2024, the Company entered into a facility agreement with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to €6,000 thousand (approximately $7,020) (the “Pure Capital Credit Facility”), of which €2,000 thousand (approximately $2,340) may be used for the Loan and Partnership Agreement in Germany, and the remaining €4,000 thousand (approximately $4,680) for other pre-approved projects. The facility bears annual interest of 7%, payable in advance and deducted from each drawdown, for a period of 24 months.

On May 27, 2026, the Company and the Lender released from escrow the signatures to an amended and restated facility agreement (the “Amended Facility Agreement”), which amended and restated the Original Facility Agreement in its entirety. The Amended Facility Agreement increased the maximum amount available under the Pure Capital Credit Facility from €6,000 thousand to €10,000 thousand and revised the permitted use of the proceeds to finance the Company’s operations and potential transactions, including acquisitions, subject to the Lender’s prior approval of each drawdown.

The facility will expire upon full drawdown or five years from the agreement date, whichever occurs first. Borrowed amounts are to be repaid from project proceeds or 33% of proceeds from other Company financings during the drawdown period. As of June 30, 2026, the Company drew down gross amounts of €234 thousand (approximately $271). During the six months ended June 30, 2026, the Company did not make any additional drawdowns or repayments under the Pure Capital Credit Facility.

In connection with the Pure Capital Credit Facility, the Company issued a five-year warrant to the Lender. In accordance with the anti-dilution provisions of the warrant agreement and following the Company’s entry into the PIPE Agreement, the exercise price of the warrant was adjusted during 2025. As adjusted to reflect the 1-for-7 reverse stock split effected on April 8, 2026, immediately prior to the execution of the Amended Facility Agreement, the warrant was exercisable for 7,552 shares of Common Stock at an exercise price of $24.5 per share.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 9 – CREDIT FACILITY (continued)

Under the Amended Facility Agreement, the terms applicable to the warrant were amended such that the warrant became exercisable for 1,850,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, if the exercise price of the warrant is reduced as a result of certain dilutive issuances, the Company is required to issue an additional warrant to the Lender for such number of shares as is necessary so that the aggregate exercise price payable under the existing warrant and the additional warrant, following the adjustment, equals the aggregate exercise price payable immediately prior to the dilutive issuance.

The Company determined that, due to certain anti-dilution provisions, the warrant is not indexed to the Company’s own stock and, accordingly, is accounted for as a liability measured at fair value at each reporting date. Changes in fair value are recognized in the consolidated statements of operations.

The Company estimated the fair value of the warrant liability as of June 30, 2026 and December 31, 2025, using the Black-Scholes option pricing model.

The assumptions used to perform the calculations are detailed below:

Fair value of warrant liability	June 30, 2026	December 31, 2025
Expected volatility (%) (*)	150.39%	152.35%
Risk-free interest rate (%)	4.17%	3.73%
Expected dividend yield	0.0%	0.0%
Expected term of options (years)	4.25	4.75
Exercise price (US dollars)	$1	$24.5
Share price (US dollars)	$4.31	$11.76
Fair value (U.S. dollars)	$7,585	$78

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

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

As of June 30, 2026, the interest rate was determined, among other things, using the Ba2 yield curve, at 19.2% for the loan’s remaining term and the fair value of the loans drawn under the Pure Capital Credit Facility, determined at €181 thousand (approximately $207).

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

During 2025, certain holders exercised warrants, and the Company remeasured the related warrant liabilities through the respective exercise dates. During the six months ended June 30, 2026, there were no exercises of warrants.

The warrant liabilities are measured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

The fair value of the warrant liabilities was determined using a Black-Scholes option pricing model. The assumptions used to perform the calculations are detailed below:

Month	Expected volatility (%) (*)	Risk free interest rate	Expected dividend yield	Expected term of options (years)	Exercise price (US dollars)	Share price (US dollars)	Fair value (U.S. dollars)
June 30, 2026	173.72%	4.17%	0.0%	4.00	$36.4	$4.31	$40

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

2.	On May 12, 2025, the Company, entered into a Purchase Agreement (the “Agreement”) with YA II PN, Ltd. (the “Investor”) as part of the Standby Equity Purchase Agreement dated as of December 22, 2023 (the “SEPA II”).

On August 12, 2025, pursuant to the Purchase Agreement, the Company issued a promissory note in the principal amount of $1,500 to the Investor. The note bears interest at 8% per annum and matures 12 months from issuance. As the SEPA II had an initial fair value of zero at inception, no amounts were allocated to this component. Accordingly, all transaction costs associated with the Purchase Agreement were attributed to the promissory note and recorded as deferred financing costs, presented as a direct deduction from the carrying amount of the note payable and amortized to financing expense over its term using the effective interest method. During the six months ended June 30, 2026, the Company repaid $900 of the outstanding promissory note. As of June 30, 2026, the outstanding principal balance of the promissory note amounted to $236, and it carrying amount, net of deferred financing costs, amounted to $215.

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

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

3.	On January 8, 2026, the Company issued 5,000 shares of common stock pursuant to a new consulting agreement to a consultant in consideration of investor relations services provided to the Company. The Company estimated the value of the shares issued at $57 based on the share price of the date of the board resolution of which $28 and $14 was recorded as share based compensation expenses during the six and three months ended June 30, 2026, respectively and the remaining $29 was recorded as prepaid expenses.

4.	On February 9, 2026, the board of directors of the Company approved the issuance of an equity grant to executive officers, Company’s chairman of the board and consultant amounting to a total of 45,185 shares of common stock. The Company estimated the value of the shares issued at $323 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the six months ended June 30, 2026.

5.	On February 23, 2026, the Company issued an aggregate of 85,716 shares of common stock outside of the Plan to three consultants, pursuant to board resolution, dated February 20, 2026. The Company estimated the value of the shares issued at $558 based on the share price of the date of the board resolution. The value of the shares issued was recorded as share base compensation expenses during the six months ended June 30, 2026.

6.	On June 12, 2026, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued and sold 311,876 shares of Common Stock in a registered direct offering and warrants to purchase up to 311,876 shares of Common Stock in a concurrent private placement (the “First PIPE Warrants”) at a combined purchase price of $4.008 per share and accompanying First PIPE Warrant. The Company received gross proceeds of approximately $1,250 from the transaction, which closed on June 15, 2026.

The First PIPE Warrants have an initial exercise price of $4.008 per share and became exercisable on June 15, 2026. The First PIPE Warrants contain certain anti-dilution provisions, including provisions that may adjust the exercise price and the number of shares issuable upon exercise in connection with certain share combination events and future dilutive issuances.

The Company considered the guidance in ASC 815-40 and determined that the First PIPE Warrants are not indexed to the Company’s own stock. Accordingly, the First PIPE Warrants were classified as liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the Condensed Consolidated Statements of Operations.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

The fair value of the First PIPE Warrants liabilities was determined using a Black-Scholes option pricing model under probability-weighted scenarios reflecting the anti-dilution provisions of the First PIPE Warrants. The assumptions used in the valuations are detailed below:

Fair value of First PIPE Warrants liabilities	June 30, 2026	June 15, 2026
Expected volatility (%) (*)	158.07%	158.75%
Risk-free interest rate (%)	4.19%	4.18%
Expected dividend yield	0.0%	0.0%
Expected term of warrants (years)	4.5-4.96	4.5-5
Contractual exercise price (US dollars)	$4.008	$4.008
Potential adjusted exercise price range (US dollars)	$0.5-4	$0.5-4
Share price (US dollars)	$4.31	$5.54
Fair value (U.S. dollars)	$1,786	$2,162

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

The fair value of the First PIPE Warrants liabilities upon initial recognition on June 15, 2026 was approximately $2,162. As the initial fair value of the First PIPE Warrants liabilities exceeded the gross proceeds received in the transaction, the Company recognized a loss upon initial recognition of approximately $912. As of June 30, 2026, the fair value of the First PIPE Warrants liabilities was approximately $1,786. Accordingly, the Company recognized a gain of approximately $376 from the subsequent remeasurement of the First PIPE Warrants liabilities from the issuance date through June 30, 2026.

7.	On June 22, 2026, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company issued and sold 410,998 shares of Common Stock in a registered direct offering and warrants to purchase up to 410,998 shares of Common Stock in a concurrent private placement (the “Second PIPE Warrants”) at a combined purchase price of $7.056 per share and accompanying Second PIPE Warrant. The Company received gross proceeds of approximately $2,900 from the transaction, which closed on June 23, 2026.

The Second PIPE Warrants have an initial exercise price of $7.056 per share and became exercisable on June 24, 2026. The Second PIPE Warrants contain certain anti-dilution provisions, including provisions that may adjust the exercise price and the number of shares issuable upon exercise in connection with certain share combination events and future dilutive issuances.

The Company considered the guidance in ASC 815-40 and determined that the Second PIPE Warrants are not indexed to the Company’s own stock. Accordingly, the Second PIPE Warrants were classified as liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the Condensed Consolidated Statements of Operations.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 10 – COMMON STOCK AND WARRANTS (continued)

The fair value of the Second PIPE Warrants liabilities was determined using a Black-Scholes option pricing model under probability-weighted scenarios reflecting the anti-dilution provisions of the Second PIPE Warrants. The assumptions used in the valuations are detailed below:

Fair value of Second PIPE Warrants liabilities	June 30, 2026	June 24, 2026
Expected volatility (%) (*)	158.07%	158.31%
Risk-free interest rate (%)	4.19%	4.17%
Expected dividend yield	0.0%	0.0%
Expected term of warrants (years)	4.5-4.96	4.5-5
Contractual exercise price (US dollars)	$4.008	$7.056
Potential adjusted exercise price range (US dollars)	$0.5-6.5	$0.5-6.5
Share price (US dollars)	$4.31	$5.93
Fair value (U.S. dollars)	$3,413	$4,053

(*)	The expected volatility was based on the historical volatility of the share price of the Company.

The fair value of the Second PIPE Warrants liabilities upon initial recognition on June 24, 2026 was approximately $4,053. As the initial fair value of the Second PIPE Warrants liabilities exceeded the gross proceeds received in the transaction, the Company recognized a loss upon initial recognition of approximately $1,153. As of June 30, 2026, the fair value of the Second PIPE Warrants liabilities was approximately $3,413. Accordingly, the Company recognized a gain of approximately $513 from the subsequent remeasurement of the Second PIPE Warrants liabilities from the issuance date through June 30, 2026.

8.	During the six months ended June 30, 2026, the Company recorded share base compensation expenses in General and Administrative expenses in the amount of $330 related to shares issued by the Company to service providers by December 31, 2025.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK UNITS

The following table presents the Company’s stock option activity under its equity incentive plans for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	119	3,741.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(76)	1,633.28
Outstanding at June 30, 2026	43	5,829.40
Number of options exercisable at June 30, 2026	43	5,829.40

During the six months ended June 30, 2026, following the sale of Save Foods Ltd., a former subsidiary of the Company, certain options previously granted to employees of Save Foods Ltd. were forfeited in accordance with the terms of the applicable awards.

The aggregate intrinsic value of the awards outstanding as of June 30, 2026 was $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $4.31 as of June 30, 2026, less the weighted exercise price.

On October 20, 2025, the Company granted 20,928 restricted stock units (“RSUs”) to Mr. Alon Silberman under the Company’s 2022 Share Incentive Plan. The RSUs vest in three equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued employment with MitoCareX.

Costs incurred in respect of stock-options and RSUs compensation for employees and directors for the six and three months ended June 30, 2026 were $160 and $70, respectively.

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 12 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30
	2026	2025
General and administrative expenses:
Directors’ compensation	370	202
Salaries and fees to officers	528	721
Total General and administrative expenses	(*) 898	(*) 923

(*) of which share based compensation	355	533

Research and development expenses:
Salaries and fees to officers	310	-
	(*) 310	-

(*) Includes share based compensation	128	-

B.	Balances with related parties and officers:

	As of June 30,	As of December 31,
	2026	2025

Other accounts payables	662	146

NEXENTIS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 13 – SEGMENT REPORTING

A.	Information about reported segment profit or loss and assets

As of June 30, 2026, the Company has two reportable segments: (i) Biotechnology activity, and (ii) Renewable energy projects. The Biotechnology operating segment consists of MitoCareX from the acquisition date, and the Renewable energy projects operating segment consists of NITO Renewable Energy, Inc. and Solar photovoltaic joint venture project.

The CODM evaluates performance and allocates resources based primarily on segment operating loss. Prior period segment information has been recast to conform to the current year presentation.

The following table presents information about the Company’s reportable segments for the six and three months ended June 30, 2026 and 2025:

	Six months ended		Three months ended
	June 30		June 30
	2026	2025	2026	2025

Revenue from biotechnology activity	-	-	-	-
Cost related to biotechnology activity (*)	(434)	-	(310)	-
Salaries and related expenses related to biotechnology activity	(582)	-	(325)	-
Amortization of intangible asset	(202)	-	(102)	-
Operating loss from Biotechnology activity	(1,218)	-	(737)	-

Revenue from renewable energy projects	-	-	-	-
Cost related to renewable energy projects	(19)	(130)	(15)	(59)
Operating loss from renewable energy projects	(19)	(130)	(15)	(59)

Professional services	(916)	(557)	(493)	(356)
Share base compensation	(1,399)	(2,029)	(250)	(1,988)
Change in fair value of contingent consideration	203	-	(139)	-
Goodwill impairment	(6,291)	-	-	-
Depreciation	(7)	-	(4)	-
Other general and administrative expenses	(454)	(414)	(237)	(224)
Total Operating loss	(10,101)	(3,130)	(1,875)	(2,627)

Interest of loans	-	(77)	-	-
Financing expenses, net	(8,939)	(1,952)	(8,839)	(1,234)
Other income	386	-	-	-
Changes in fair value of investments measured under the fair value option	24	(344)	(469)	(526)
Net loss before tax	(18,630)	(5,503)	(11,183)	(4,387)
Income taxes	46	-	23	-
Net loss	(18,584)	(5,503)	(11,160)	(4,387)

(*)	Costs related to biotechnology activity primarily consist of subcontractors engaged in research and development activities

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

All information in this Quarterly Report relating to shares or price per share reflects the 1-for-35 reverse stock split effected by us on September 22, 2025 and the 1-for-7 reverse stock split effected by us on April 8, 2026.

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

We currently operate through our wholly owned Israeli subsidiary and our Nevada wholly-owned subsidiary and collaborate and invest in a joint venture in the solar energy sector:

MitoCareX, which has been our wholly owned subsidiary since October 2025, develops and advances targeted therapeutics for diverse types of indications by focusing on transport proteins (i.e., transporters). MitoCareX developed technologies that are designed to interact with transporters that play a key role in cellular energy metabolism, thereby potentially disrupting the disease. MitoCareX routinely utilizes structural biology in combination with computational chemistry to discover, design and develop drug candidates that selectively interact with its protein targets of interest. MitoCareX approach leverages a proprietary MITOLINE™ algorithm, which enables the reliable generation of 3D molecular structural models of MitoCareX’s protein targets and allows for large-scale virtual screening campaigns against these targets. MITOLINE™ provides a platform-level starting point to enable modelling and further allows to develop novel therapeutics. A key advantage of MitoCareX platform is its ability to address the historical lack of experimental structural data that has limited drug discovery efforts targeting MitoCareX’s proteins of interest, thereby expanding the druggable target space. By enabling rational, structure-guided discovery at scale, MitoCareX’s solutions are designed to unlock new treatment opportunities.

We collaborate with Solterra Renewable Energy Ltd., an Israeli corporation (“Solterra”) and a former wholly-owned subsidiary of Solterra Energy Ltd., an Israeli public corporation, listed on the Tel Aviv Stock Exchange (“Solterra Energy”), which operates in the solar energy sector and presents certain investment opportunities in solar photovoltaic (“PV”) projects. Solterra engages in the development of renewable energy projects through its subsidiaries. Currently, operations are conducted in Italy, Poland, and Germany, with potential expansion to additional countries. Our subsidiary, NITO Renewable, was established in February 2025 in the State of Nevada and has a 70% interest in the joint venture in Italy. Solterra’s business strategy primarily involves selling renewable energy projects to third parties at various stages of development, from the initial land identification and project advancement through construction, operation, or sale to a third party. Currently, most projects are expected to be sold at various development stages, with the possibility of a larger portion of projects being held long-term for operation by Solterra in the future. In July 2026, Solterra Energy completed the sale of 100% of the issued share capital of Solterra to Sunflower Sustainable Investments Ltd., an Israeli public corporation listed on the Tel Aviv Stock Exchange. We currently intend to continue to collaborate with Solterra as Solterra surveys the European solar energy market for additional projects.

During 2025, the Company underwent significant changes to its business operations. In April 2025, the Company completed the sale of its NTWO OFF Ltd. operations. In addition, during 2025, the Company classified the operations of Save Foods Ltd., our former 98.48% owned subsidiary (“Save Foods”), as held for sale and discontinued operations. Accordingly, the results of these operations are presented separately in the consolidated financial statements and are not included in the discussion of continuing operations below.

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

Recent Developments

Amendment to Credit Facility Agreement

On April 30, 2026, we held a special general meeting of stockholders (the “Special Meeting”) to approve, among others, an amendment to a facility agreement (the “Original Facility Agreement”) with L.I.A. Pure Capital Ltd. (the “Lender”) for financing of up to EUR 6,000,000 (the “Original Credit Facility”), EUR 2,000,000 of which may be used to finance one project in Germany, and the remaining EUR 4,000,000 for other projects subject to the Lender’s pre-approval.

In connection with the Original Facility Agreement, we issued to the Lender a five-year warrant (the “Warrant”) to purchase 1,850,000 shares of our common stock (the “Warrant Shares”) at an exercise price of $1.00 per share, subject to customary anti-dilution adjustments.

Our stockholders previously approved the issuance of the Warrant Shares in accordance with Nasdaq Listing Rule 5635(d).

Following the approval of our stockholders at the Special Meeting, on May 27, 2026, we and the Lender released from escrow the signatures to the amended and restated facility agreement (the “Amended and Restated Facility Agreement”), which, among other things: (i) increases the total amount available under the credit facility from EUR 6,000,000 to EUR 10,000,000; and (ii) amends certain provisions relating to the Warrants, such that, following proportionate adjustments to the number of Warrant Shares and the exercise price as a result of the Company’s reverse stock splits, the Warrant was reset to entitle the Lender to purchase 1,850,000 shares of our common stock at an exercise price of $1.00 per share and include an anti-dilution adjustment mechanism, including adding a “price maintenance” provision to the Warrant’s anti-dilution adjustment mechanism. This provision is intended to preserve the economic value of the Warrant and provides that, upon certain future issuances of our securities at prices below the then-current exercise price of the Warrant, adjustments may be made to reduce the Warrant exercise price; and/or increase the number of Warrant Shares issuable upon exercise.

Except as modified, the principal economic terms of the credit facility, including interest rate, repayment structure, drawdown period, and general warrant terms, remain substantially consistent with the Original Facility Agreement.

Registered Direct Offerings and Concurrent Private Placements

On June 12, 2026, we entered into a securities purchase agreement with certain investors pursuant to which we issued and sold in a registered direct offering, an aggregate of 311,876 shares of our common stock at a purchase price of $4.008 per share (the “First June 2026 Registered Direct Offering”).

In a concurrent private placement (the First June 2026 Private Placement and together with the First June 2026 Registered Direct Offering, the “First June 2026 Offerings”), we also issued to the same investors an aggregate of 311,876 common warrants to purchase up to 311,876 shares of our common stock. The common warrants are exercisable upon issuance at an exercise price of $4.008 per share, subject to adjustment as set forth therein, and have a 5-year term from the issuance date. The common warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of common stock underlying such common warrants. A holder of the common warrants will not have the right to exercise any portion of its common warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates or any other persons whose beneficial ownership of shares of our common stock would be aggregated with the holder’s or any of the holder’s affiliates), would beneficially own shares of our common stock in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

Aggregate gross proceeds in respect of the First June 2026 Offerings were approximately $1.25 million, before deducting offering expenses payable by us. The First June 2026 Offerings closed on June 15, 2026.

On June 22, 2026, we entered into a securities purchase agreement with certain investors pursuant to which we issued and sold in a registered direct offering an aggregate of 410,998 shares of our common stock at a purchase price of $7.056 per share. (the “Second June 2026 Registered Direct Offering”).

In a concurrent private placement (the “Second June 2026 Private Placement” and together with the Second June 2026 Registered Direct Offering, the “Second June 2026 Offerings”), we also issued to the same investors an aggregate of 410,998 common warrants to purchase up to 410,998 shares of our common stock. The common warrants are exercisable upon issuance at an exercise price of $ 7.056 per share, subject to adjustment as set forth therein, and have a 5-year term from the issuance date. The common warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares of common stock underlying such common warrants. A holder of the common warrants will not have the right to exercise any portion of its common warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates or any other persons whose beneficial ownership of shares of our common stock would be aggregated with the holder’s or any of the holder’s affiliates), would beneficially own shares of our common stock in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

Aggregate gross proceeds in respect of the Second June 2026 Offerings were approximately $2.9 million, before deducting offering expenses payable by us. The Second June 2026 Offerings closed on June 24, 2026.

Change in Independent Registered Public Accounting Firm

On August 6, 2026, our board of directors (“the Board”) and the audit committee of the Board approved (i) the dismissal of Somekh Chaikin, a member firm of KPMG International, as the Company’s independent registered public accounting firm and (ii) the appointment of Brightman Almagor Zohar & Co., a firm in the Deloitte Global Network, as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2026.

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

Research and Development Expenses

Our research and development expenses consist primarily of professional fees and other related research and development expenses such as field tests.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2026	2025	2026	2025
Salaries and related expenses	426,000	-	221,000	-
Subcontractors	47,000	-	35,000	-
Laboratory and Field tests	116,000	-	87,000	-
Other expenses	59,000	-	30,000	-
Total	648,000	-	373,000	-

General and Administrative Expenses

General and administrative expenses consist primarily of professional services, share based compensation and other non-personnel related expenses.

	Six Months Ended June 30,		Three Months Ended June 30,
U.S. dollars	2026	2025	2026	2025
Professional services	1,334,000	867,000	735,000	498,000
Share based compensation	1,399,000	2,029,000	250,000	1,989,000)
Salaries and related expenses	95,000	-	44,000	-
Legal expenses	195,000	103,000	156,000	76,000
Insurance	62,000	75,000	31,000	38,000
Registration fees	39,000	43,000	23,000	24,000
Other expenses	32,000	13,000	17,000	2,000
Total	3,156,000	3,130,000	1,257,000	2,627,000

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, service providers’ costs, related materials and overhead expenses. Research and development expenses for the three months ended June 30, 2026 were $373,000, compared to no research and development expenses for the three months ended June 30, 2025. The increase was attributable to research and development activities following the acquisition of MitoCareX in October 2025, including personnel-related expenses and costs associated with its ongoing development programs.

General and Administrative Expenses

General and administrative expenses consisted primarily of professional services, salaries and related expenses including share based compensation and other non-personnel related expenses, including legal expenses and directors and officers insurance costs. General and administrative expenses for the three months ended June 30, 2026 were $1,257,000, a decrease of $1,370,000, or 52%, compared to general and administrative expenses of $2,627,000 for the three months ended June 30, 2025. The decrease was primarily attributable to decrease of share-based compensation to our employees and service providers, partially offset by an increase of professional services and legal expenses.

Change in fair value of contingent consideration

Change in fair value of contingent consideration for the three months ended June 30, 2026 was a net loss of $139,000. The contingent cash and equity consideration was recognized in connection with the acquisition of MitoCareX in October 2025 and is remeasured at fair value at each reporting date, with changes in fair value recognized in the statement of operations. The net loss primarily resulted from the remeasurement of the contingent cash consideration upon becoming fixed and payable following the Company’s financing activities, after which it was reclassified to accrued expenses. This loss was partially offset by a gain from the remeasurement of the contingent equity consideration, which continues to be measured at fair value.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2026 was $106,000, compared to $0 for the three months ended June 30, 2025. The increase was attributable to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX in October 2025 as part of the purchase price allocation.

Financing expenses, Net

Financing expenses, net for the three months ended June 30, 2026 was $8,839,000, an increase of $7,605,000 or 616%, compared to financing expenses, net of $1,234,000 for the three months ended June 30, 2025. The increase was primarily attributable to expenses resulting from changes in the fair value of the warrant liabilities associated with the amendment to the Credit Facility Agreement and the day-one losses recognized upon the issuance of the First PIPE Warrants and the Second PIPE Warrants in June 2026. These expenses were partially offset by gains from the subsequent remeasurement of the PIPE warrant liabilities.

Income taxes

Income tax benefit for the three months ended June 30, 2026 was $23,000. The tax benefit is primarily attributable to a reduction in deferred tax liabilities, and does not reflect taxable income generated from operations. The decrease in deferred tax liabilities was primarily related to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX, which resulted in a corresponding income tax benefit.

Net Loss from continuing operations

Net loss from continuing operations for the three months ended June 30, 2026, was $11,160,000, compared to $4,387,000 for the three months ended June 30, 2025, an increase of $6,773,000, or 154%. The increase was primarily attributable to higher financing expenses, net, as discussed above.

Net gain (loss) from discontinued operations

No gain or loss from discontinued operations was recognized for the three months ended June 30, 2026, as the sale of the Company’s former Save Foods business was completed on March 15, 2026. This compares to a net loss from discontinued operations of $121,000 for the three months ended June 30, 2025, which reflected the operating results of the former Save Foods business.

Total net loss

As a result of the foregoing, our total net loss for the three months ended June 30, 2026 was $11,160,000 compared to $4,508,000 for the three months ended June 30, 2025, an increase of $6,652,000, or 148%.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Research and Development Expenses

Research and development expenses consist of salaries and related expenses, service providers’ costs, related materials and overhead expenses. Research and development expenses for the six months ended June 30, 2026 were $648,000, compared to no research and development expenses for the six months ended June 30, 2025. The increase was attributable to research and development activities following the acquisition of MitoCareX in October 2025, including personnel-related expenses and costs associated with its ongoing development programs.

General and Administrative Expenses

General and administrative expenses consisted primarily of professional services, salaries and related expenses including share based compensation and other non-personnel related expenses, including legal expenses and directors and officers insurance costs. General and administrative expenses for the six months ended June 30, 2026 were $3,156,000, an increase of $26,000, or less than 1%, compared to general and administrative expenses of $3,130,000 for the six months ended June 30, 2025. The increase was primarily attributable to increase of professional services and legal expenses, partially offset by a decrease of share-based compensation to our employees and service providers and insurance costs.

Change in fair value of contingent consideration

Change in fair value of contingent consideration for the six months ended June 30, 2026 was a gain of $203,000. The gain is related to the contingent cash and equity consideration recognized in connection with the acquisition of MitoCareX in October 2025. Following the Company’s financing activities, the contingent cash consideration became fixed and payable and, following its remeasurement, was reclassified to accrued expenses. The gain reflects the combined effect of changes in the fair value of the contingent cash and equity consideration during the period. The contingent equity consideration remains contingent and continues to be measured at fair value at each reporting date.

Goodwill impairment

Goodwill impairment expenses consisted of a non-cash impairment loss of $6.3 million recognized in connection with the goodwill related to the MitoCareX reporting unit during the six months ended June 30, 2026. The impairment loss was recognized following the Company’s interim goodwill impairment assessment performed during the first quarter of 2026, which was triggered by impairment indicators, including a sustained decline in the Company’s share price and market capitalization. Based on the assessment, the carrying amount of the MitoCareX reporting unit exceeded its estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2026 was $209,000, compared to $0 for the six months ended June 30, 2025. The increase was attributable to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX in October 2025 as part of the purchase price allocation.

Financing expenses, Net

Financing expenses, net for the six months ended June 30, 2026 was $8,939,000, an increase of $6,910,000 or 341%, compared to financing expenses, net of $2,029,000 for the six months ended June 30, 2025. The increase primarily attributable to expenses resulting from changes in the fair value of the warrant liabilities associated with the amendment to the Credit Facility Agreement and the day-one losses recognized upon the issuance of the First PIPE Warrants and the Second PIPE Warrants in June 2026. These expenses were partially offset by gains from the subsequent remeasurement of the PIPE warrant liabilities.

Income taxes

Income tax benefit for the six months ended June 30, 2026 was $46,000. The tax benefit is primarily attributable to a reduction in deferred tax liabilities, and does not reflect taxable income generated from operations. The decrease in deferred tax liabilities was primarily related to the amortization of intangible assets recognized in connection with the acquisition of MitoCareX, which resulted in a corresponding income tax benefit.

Net Loss from continuing operations

Net loss from continuing operations for the six months ended June 30, 2026, was $18,584,000, compared to $5,503,000 for the six months ended June 30, 2025, an increase of $13,081,000, or 238%. The increase in net loss from continued operations was primarily attributable to higher financing expenses, net, and the recognition of a non-cash goodwill impairment loss, as discussed above.

Net gain (loss) from discontinued operations

Net gain from discontinued operations for the six months ended June 30, 2026 was $835,000, compared to net loss from discontinued operations $262,000 for the six months ended June 30, 2025 an increase of $1,097,000, or 419%. The increase was primarily attributable to the sale of the Company’s former Save Foods business through a share exchange transaction, which resulted in the elimination of the Company’s negative investment balance in such business. The net loss in the 2025 period related to the operating results of the former Save Foods business, which was classified as discontinued operations during 2025.

Total net loss

As a result of the foregoing, our total net loss for the six months ended June 30, 2026 was $17,749,000 compared to $5,765,000 for the six months ended June 30, 2025, an increase of $11,984,000, or 208%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception through June 30, 2026, we have funded our operations, principally with the issuance of equity and debt.

As of June 30, 2026, we had cash and cash equivalents of $7,623,000, as compared to $3,138,000 as of June 30, 2025. As of June 30, 2026, we had a working capital of $7,599,000, as compared to $3,956,000 as of June 30, 2025. The increase in our cash balance is mainly attributable to cash provided by financing activities offset by cash used in operations and cash used in investing activities.

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

As of August 13, 2026, we have sold 282,130 shares of common stock at an average purchase price of $26.37 to the Investor.

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

On May 27, 2026, following stockholder approval, we and with L.I.A. Pure Capital Ltd. released from escrow the signatures to an amended and restated facility agreement, which increased the total amount available under the credit facility from EUR 6.0 million to EUR 10.0 million. The principal economic terms of the credit facility otherwise remained substantially unchanged.

On June 12, 2026, we entered into a securities purchase agreement with certain investors for the issuance of 311,876 shares of common stock in a registered direct offering and warrants to purchase 311,876 shares of common stock in a concurrent private placement. The warrants have an exercise price of $4.008 per share. The offerings closed on June 15, 2026, and generated aggregate gross proceeds of approximately $1.25 million, before offering expenses.

On June 22, 2026, we entered into a securities purchase agreement with certain investors for the issuance of 410,998 shares of common stock in a registered direct offering and warrants to purchase 410,998 shares of common stock in a concurrent private placement. The warrants have an exercise price of $7.056 per share. The offerings closed on June 24, 2026, and generated aggregate gross proceeds of approximately $2.9 million, before offering expenses.

The table below presents our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	(1,958,000)	(1,337,000)

Net cash used in investing activities	(560,000)	(1,625,000)

Net cash provided by financing activities	6,146,000	3,934,000

Effect of exchange rate changes on cash and cash equivalents and restricted cash	22,000	(18,000)

Increase in cash and cash equivalents	3,650,000	954,000

Going Concern

Since our incorporation, we incurred losses from operations and net cash outflows from operating activities as disclosed in the consolidated statements of operations and cash flows, respectively. As of June 30, 2026, we had an accumulated deficit of $56,282,000, and we expect to incur losses for the foreseeable future. We have financed our operations mainly through fundraising from various investors and have limited revenue from our products and therefore are dependent upon external sources to finance our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. These factors raise substantial doubt about our ability to continue as a going concern through at least twelve months from the date of this Quarterly Report.

We believe that our existing capital resources will not be sufficient to support our operating plan for a period longer than 12 months from the date of issuance of these financial statements. We will likely seek to raise additional capital to support our growth or other strategic initiatives through the issuance of debt, equity, or a combination thereof. There can be no assurance we will be successful in raising additional capital on favorable terms, or at all.

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

Operating Activities

Net cash used in operating activities was $1,958,000 for the six months ended June 30, 2026, as compared to $1,337,000 for the six months ended June 30, 2025. The increase is mainly attributable to higher cash used to fund operating activities in the six months ended June 30, 2026, including the Company’s current operations following the acquisition of MitoCareX and cash used by the Company’s former Save Foods business prior to its sale on March 15, 2026. The increase was partially offset by favorable working capital movements, primarily a decrease in prepaid expenses and other current assets and an increase in other liabilities.

Investing Activities

Net cash used in investing activities was $560,000 for the six months ended June 30, 2026, as compared to net cash used in investing activities of $1,625,000 for the six months ended June 30, 2025. The decrease is mainly attributable to lower investments in solar projects under development and in the solar photovoltaic joint venture project during the 2026 period, as well as short-term loans granted in the 2025 period, while no such loans were granted in the 2026 period. The decrease was partially offset by the purchase of property and cash outflow related to discontinued operations in the 2026 period.

Financing Activities

Net cash provided by financing activities was $6,146,000 for the six months ended June 30, 2026, as compared to net cash provided by financing activities of $3,934,000 for the six months ended June 30, 2025. The increase was primarily attributable to gross proceeds of $4,150,000 from the June 2026 private placements and net proceeds of $2,896,000 under the standby equity purchase agreement, partially offset by the repayment of a $900,000 promissory note. Financing cash flows in the 2025 period primarily consisted of proceeds from a PIPE transaction, warrant exercises and net borrowings under the credit facility.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, including each of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, each of our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026	NEXENTIS TECHNOLOGIES INC.

	By:	/s/ David Palach
	Name:	David Palach
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Lital Barda
	Name:	Lital Barda
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

